Form 10-Q
period 2026-06-30
Boumarang Inc.
filed 2026-08-11
CIK 2034161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-292164

BOUMARANG INC.
(Exact name of registrant as specified in its charter)

Delaware	99-4273591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Spectrum Center Drive, Suite 300, Irvine, California 92618

(Address of principal executive offices) (Zip Code)

(949) 720-2550

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 11, 2026, there were 65,056,977 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

BOUMARANG INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

BOUMARANG INC.

Boumarang Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$118,890	$16,084
Prepaid expenses, current	1,666,668	1,666,668
Total Current assets	1,785,558	1,682,752
Acquired intangible assets	16,000,000	16,000,000
Prepaid expenses, noncurrent	165,767	999,101
Drone capitalization costs	100,000	100,000
Investment in private equities	2,000,000	2,000,000
Total assets	$20,051,325	$20,781,853
Liabilities and Stockholders’ equity (deficit)
Current liabilities:
Accounts payable, related party	595,500	453,000
Accrued expenses, related party	184,367	123,173
Loan, related party	175,000	45,000
Total Current liabilities	$954,867	$621,173
Total liabilities	$954,867	$621,173
Commitments and Contingencies (Note 8)	-	-
Stockholders’ equity (deficit):
Common stock, par value $0.0001, 100,000,000 shares authorized; 65,056,977 issued and outstanding shares as of June 30, 2026 and December 31, 2025	6,506	6,506
Additional-paid-in capital	23,148,494	23,148,494
Accumulated deficit	(4,058,542)	(2,994,320)
Total stockholders’ equity	$19,096,458	$20,160,680
Total liabilities and Stockholders’ equity	$20,051,325	$20,781,853

See accompanying notes to the unaudited consolidated financial statements.

Boumarang Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating expenses:
General and administrative	549,864	534,342	1,064,222	1,057,451
Total operating expenses	549,864	534,342	1,064,222	1,057,451
Operating income (loss)	(549,864)	(534,342)	(1,064,222)	(1,057,451)
Income (loss) before provision for income taxes	(549,864)	(534,342)	(1,064,222)	(1,057,451)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	$(549,864)	$(534,342)	$(1,064,222)	$(1,057,451)
Net income (loss) per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average number of common shares outstanding, basic and diluted	65,056,977	66,056,977	65,056,977	66,056,977

See accompanying notes to the unaudited consolidated financial statements.

Boumarang Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Six Months Ended June 30, 2025
Balance, December 31, 2024	66,056,977	$6,606	$23,148,394	$(2,000,000)	$(873,166)	$20,281,834
Net loss	-	-	-	-	(523,109)	(523,109)
Balance, March 31, 2025	66,056,977	$6,606	$23,148,394	$(2,000,000)	$(1,396,275)	$19,758,725
Net loss	-	-	-	-	(534,342)	(534,342)
Balance, June 30, 2025	66,056,977	$6,606	$23,148,394	$(2,000,000)	$(1,930,617)	$19,224,383
Six Months Ended June 30, 2026
Balance, December 31, 2025	65,056,977	$6,506	$23,148,494	$-	$(2,994,320)	$20,160,680
Net loss	-	-	-	-	(514,358)	(514,358)
Balance, March 31, 2026	65,056,977	$6,506	$23,148,494	$-	$(3,508,678)	$19,646,322
Net loss	-	-	-	-	(549,864)	(549,864)
Balance, June 30, 2026	65,056,977	$6,506	$23,148,494	$-	$(4,058,542)	$19,096,458

See accompanying notes to the unaudited consolidated financial statements.

Boumarang Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2026	June 30, 2025
Net income (loss)	$(1,064,222)	(1,057,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in assets and liabilities:
Prepaid expenses	833,334	833,334
Accounts payable, related parties	142,500	120,000
Accrued expenses, related parties	61,194	61,134
Net cash provided by (used in) operating activities	$(27,194)	(42,983)
Investing Activities:
Net cash used in investing activities	$-	-
Financing Activities:
Related party advances	130,000	5,000
Net cash provided by (used in) financing activities	$130,000	5,000
Net increase (decrease) in cash	102,806	(37,983)
Cash at the beginning of the period	16,084	50,242
Cash at the end of the period	$118,890	12,259
Cash paid for income taxes	$-	-
Cash paid for interest	$-	-
Non-cash investing and financing activities:

See accompanying notes to the unaudited consolidated financial statements.

Boumarang Inc. – NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

OVERVIEW

The Company (“us,” “we,” and “our”) was incorporated on July 26, 2024 (“Inception”), as Boumarang Inc. (“Boumarang”) under the laws of the State of Delaware. The Company is based in Irvine, California, with an additional location in Austin, Texas. The Company aims to revolutionize industry operations with sustainable, long-range, intelligent drones. In October 2024, the Company established Boumarang Pty Ltd. in Australia, through which it conducts its business with the Australian government and the non-government sector. At present, there are no significant operations of Boumarang Pty Ltd.

Boumarang aims to revolutionize industrial operations with sustainable, long-range drones powered by hydrogen fuel cells, targeting sectors like natural resource monitoring, infrastructure analysis, agriculture, and forestry. AI and machine learning enable Boumarang’s drones to deliver real-time, actionable insights, optimizing decision-making and operational efficiency across industries.

Boumarang presents a growth opportunity at the forefront of hydrogen-powered, AI-driven drone technology, addressing large market needs in sustainable monitoring and resource management. Their competitive advantages in clean energy and advanced AI analytics position them for high growth potential in a rapidly evolving industry. Our drones are designed for agriculture, forestry, power infrastructure, and environmental monitoring applications, leveraging hydrogen fuel cells for extended flight times and reduced environmental impact.

Boumarang's hydrogen-powered UAV design demonstrates alignment with market trends toward endurance, eco-friendly propulsion, and AI-driven autonomy. The hydrogen fuel cell technology presents advantages in efficiency and eco-friendliness, but shares industry-wide limitations in storage and infrastructure challenges. While certain competitors achieve higher endurance or range, Boumarang’s targeted balance in VTOL capability, payload flexibility, and hybrid design positions it well for versatile applications across commercial and surveillance sectors.

Boumarang’s drones use hydrogen fuel cells, offering extended flight times, minimal environmental impact, and quick refueling capabilities, which are ideal for long-range operations such as infrastructure inspections and SAR (search and rescue). Boumarang’s AI platform integrates data from multiple sensors and provides real-time analysis for predictive maintenance, resource monitoring, and operational insights. This system supports various industries, from agriculture to energy, delivering alerts and detailed reports directly into existing workflows.

Boumarang operates on a B2B SaaS model with revenue streams from drone hardware leasing, an AI analytics subscription platform, and customized AI solutions for logistics, energy, and natural resources. Additional revenue sources include Data-as-a-Service (DaaS), providing advanced analytics and insights based on drone-collected data.

Boumarang's IP portfolio provides advanced technology assets designed for precision targeting, robust device management, and immediate engagement capabilities, with asset rights structured to ensure the Company's exclusive control over these innovations, except for limited MoonTower applications. This IP suite supports military and commercial applications, offering enhanced efficiency and operational effectiveness across various high-tech environments.

To date, the Company has focused on research and development, technology acquisition, prototype development, and capital formation. The Company has not generated revenue from contracts with customers during the period presented.

ACQUISITION OF INTELLECTUAL PROPERTY

During the year ended December 31, 2024, the Company completed four acquisitions of intellectual property and technology, each accounted for as acquired intangible assets and recorded at cost, consisting of the following:

•	Airdrone technology
•	Hydrogen fuel cell technology
•	WaveDrone maritime drone platform
•	SUPA Consolidated Inc.’s intellectual property (formerly Tribal Rides International Corp.)

The aggregate consideration for these four acquisitions was $16.0 million, all of which was satisfied through the issuance of shares of the Company’s common stock. These assets are reflected as acquired intangible assets on the consolidated balance sheets as of June 30, 2026 and December 31, 2025.

NOTE 1. BUSINESS DESCRIPTION AND NATURE OF OPERATIONS (CONTINUED)

Below is a summary of IP or technology acquisitions completed:

Acquisition	Date	Shares Issued	Fair Value Per Share	Total Consideration	Related party status
Airdrone Technology	08/28/2024	5,000,000	$1.00	$5,000,000	Related
Hydrogen Fuel Cell Technology	09/30/2024	2,500,000	$1.00	$2,500,000	Related
WaveDrone Platform	12/31/2024	3,500,000	$1.00	$3,500,000	None
SUPA Consolidated Inc. (formerly Tribal Rides International Corp.)	12/31/2024	2,906,977	$1.72	$5,000,000	Related

In addition, during 2024, the Company entered into a technology licensing agreement with T Stamp Inc. related to biometric identity and authentication technology used in connection with the Company’s airdrone platform. The Company did not acquire ownership of the underlying intellectual property under this arrangement. Accordingly, the consideration paid under the T Stamp licensing agreement is recorded as a prepaid expense and is not included in acquired intangible assets.

The acquired technology assets are in development and have not yet been placed into service. Accordingly, management has not commenced amortization as of June 30, 2026. Management will reassess the useful lives of the acquired technology assets as technical feasibility, patent status, commercial readiness, and expected legal or economic lives become determinable. Finite-lived intangible assets will be amortized over their estimated useful lives when available for their intended use; assets that are determined to have indefinite useful lives will be tested for impairment at least annually or more frequently if indicators arise.

Management periodically evaluates whether events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable in accordance with ASC Topic 360, Property, Plant, and Equipment, and ASC Topic 350, Intangibles—Goodwill and Other.

Board of Directors

As of June 30, 2026, the Company’s Board of Directors consists of three directors: Mr. Craig Nehrkorn (Chief Executive Officer and Director), Ms. Candice Beaumont (Non-Executive Director), and Mr. Imran Firoz (Director, former Interim Chief Financial Officer and former President and Chief Executive Officer).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8-03 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) applicable to smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s consolidated financial position, results of operations, changes in stockholders’ equity, and cash flows for the interim periods presented have been included.

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

Consolidated Financial Statement Preparation and Use of Estimates

The Company prepared the consolidated financial statements according to accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates include revenue recognition, the allowance for doubtful accounts, website and internal-use software development costs, recoverability of intangible assets with finite lives, and other long-lived assets. Actual results could materially differ from these estimates.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The cash on hand as of June 30, 2026 and December 31, 2025, was $118,890 and $16,084. The balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of June 30, 2026 and December 31, 2025.

Prepaid expenses and other current assets

Prepaid expenses consist of advance payments for services, licenses, or other costs that benefit future periods. Amounts expected to be realized or consumed within twelve months are classified as current; amounts beyond twelve months are classified as noncurrent. Prepaid expenses are expensed on a straight-line basis or based on usage patterns consistent with the underlying arrangement.

The current portion is expected to be recognized as an expense within twelve months of the balance sheet date, with the non-current portion recognized over the remaining terms of the related agreements.

Revenue recognition

The Company applies ASC Topic 606, Revenue from Contracts with Customers, to all contracts with customers. A contract exists when the parties approve the contract, rights and payment terms are identified, the contract has commercial substance, and collectability is probable.

The Company identifies distinct performance obligations, determines the transaction price, allocates the transaction price to the performance obligations based on standalone selling prices, and recognizes revenue when or as performance obligations are satisfied.

Typical arrangements anticipated in future periods include:

•	Hardware and drone systems – revenue recognized at a point in time upon transfer of control, generally upon shipment or delivery;

•	Software-as-a-Service and AI analytics – revenue recognized over time, typically on a straight-line basis over the contract term;

•	Data-as-a-Service and professional services – revenue recognized over time as services are performed, often based on input measures such as time incurred or output milestones;

•	Leasing or usage-based arrangements – when arrangements contain a lease under ASC Topic 842, lease components are accounted for separately; otherwise, revenue is recognized over time based on usage or contractual terms.

The C1ompany had not generated revenue from contracts with customers during the periods presented and therefore had no contract assets or liabilities as of June 30, 2026 or December 31, 2025.

Accounts payable and accrued expenses

Accounts payable represent amounts owed to vendors for goods and services received but not yet paid. Accrued expenses represent obligations incurred for which invoices have not been received, such as professional fees or other operating costs. These liabilities are recorded at estimated amounts and are classified as current.

Accounts Payable

Accounts Payable represents amounts owed by the Company to suppliers and vendors for goods or services received but not yet paid for as of the reporting date. These liabilities are typically short-term and are recorded at their invoiced amounts.

Recognition: Accounts payable are recognized when the goods or services are received, and the obligation to pay arises, regardless of when payment is made.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Measurement: Accounts payable are measured at their amortized cost, typically the invoiced amount due.

Classification: Accounts payable are classified as current liabilities on the balance sheet as they are generally settled within the normal operating cycle, typically 30 to 90 days.

As of June 30, 2026 and December 31, 2025, accounts payable, related parties, were $595,500 and $453,000, respectively, consisting principally of professional, technical, and development fees owed to Spark Capital Investments LLC, Guinn Partners LLC, and other related-party service providers.

Accrued Expenses

Accrued Expenses represent liabilities for costs that have been incurred but not yet invoiced or paid as of the reporting date. These expenses are recognized according to the accrual basis of accounting, ensuring expenses are matched to the period in which they are incurred.

Recognition: Accrued expenses are recorded when the expense is incurred, even if an invoice has not been received.

Measurement: These liabilities are estimated based on contracts, agreements, or historical costs, and adjustments are made when actual amounts are determined.

Classification: Accrued expenses are classified as current liabilities on the balance sheet.

Accrued expenses, related parties, as of June 30, 2026 and December 31, 2025, were $184,367 and $123,173, respectively, and consisted principally of accrued CEO services, CFO services, and rent reimbursements.

Concentrations of Credit Risk

Cash

Cash and cash equivalents include cash on hand, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The cash on hand as of June 30, 2026 and December 31, 2025, was $118,890 and $16,084. The balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of June 30, 2026 and December 31, 2025.

Legal Proceedings

The Company discloses a loss contingency if there is at least a reasonable possibility that a material loss has been incurred. The Company records its best estimate of loss related to legal proceedings pending when the loss is probable, and the amount can be reasonably estimated. The Company can reasonably estimate a range of losses with no best estimate in the range; the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability related to pending legal proceedings, revises its estimates, and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded as expenses when incurred. The Company is currently not involved in any litigation.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment following FASB ASC 360, Property, Plant, and Equipment. We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment charge is recognized when the asset’s carrying value exceeds the fair value. There are no impairment charges from Inception to June 30, 2026.

Provision for Income Taxes

The provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are based on the temporary differences between the consolidated financial statement and income tax bases of assets and liabilities using the enacted tax rates applicable yearly.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount, more than 50%, is likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and benefits, requiring periodic adjustments, which may not accurately forecast actual outcomes. The Company includes interest and penalties for tax contingencies in providing income taxes in the operations’ consolidated statements. The Company’s management does not expect the total amount of unrecognized tax benefits to change significantly in the next twelve (12) months.

Drone Development Costs

Capitalized Development Costs

The Company capitalizes certain development costs when the criteria in ASC Topic 985‑20, Software to be Sold, Leased, or Marketed, or other applicable guidance are met, including establishment of technological feasibility and intent to complete and market the product.

Capitalized costs may include third‑party development fees, payroll costs directly attributable to development, and other incremental costs incurred during application development. Costs incurred during the preliminary project stage or post‑implementation/maintenance stage are expensed as incurred.

Capitalized development costs are carried at cost and amortized on a straight‑line basis over their estimated useful lives, generally, e.g., three years, commencing when the related software or technology is available for its intended use. The Company amortizes these capitalized development costs over the estimated useful life of three (3) years using the straight-line method. Amortization will commence upon the commercial release of the hydrogen-powered drones.

As of June 30, 2026, the Company had capitalized $100,000 of development costs and had not commenced amortization because the assets were not yet available for general release. Our capitalized costs are mainly for developing hydrogen-powered air and water drones. These costs include expenses incurred during the development stage that meet the criteria for capitalization under ASC 985-20 (Software to be Sold, Leased, or Marketed).

The activities capitalized encompass:

•	Planning and design.
•	Coding and testing performed after technological feasibility is established.
•	Development of software components integrated into the drones.

Capitalized development costs are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If impairment indicators exist, the Company compares the carrying amount to the undiscounted cash flows expected to be generated by the asset. If impaired, the asset is written down to fair value.

Research and Development (R&D) Expenses

Research and development costs are expensed as incurred in accordance with ASC Topic 730, Research and Development. These costs include third-party engineering, design, prototyping, testing, and related activities. The Company acknowledges that future benefits from research and development (R&D) are uncertain and cannot capitalize on the R&D expenditure. The GAAP accounting standards require us to expense all research and development expenditures as incurred.

In addition to the capitalized costs, the Company incurred $50,000 in research and development expenses. These R&D costs primarily relate to:

•	Initial feasibility studies and conceptual designs.
•	Experimental testing and prototype development.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The expensed R&D costs are reflected in the Company's income statement under "General & Administrative Expenses" for the period.

Intangible assets and other long-lived assets

Intangible assets acquired, including intellectual property and technology acquired in exchange for equity, are initially recorded at acquisition-date fair value. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Indefinite-lived intangible assets are not amortized but tested for impairment annually or more frequently if indicators arise.

Long-lived assets, including finite-lived intangibles and capitalized development costs, are reviewed for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment. If events or changes in circumstances indicate that the carrying amount may not be recoverable, the Company assesses recoverability and measures any impairment loss as the excess of carrying amount over fair value.

The Company distinguishes between owned intellectual property, which is recorded as acquired intangible assets, and licensed technology arrangements, which do not convey ownership of intellectual property and are recorded as prepaid expenses or operating costs, as applicable.

Intellectual Property

As part of our acquisition of WaveDrone technology from Shore House IVF, we acquired provisional patent rights related to self-righting unmanned surface vessel technology. The WaveDrone patent details are as follows: provisional filing date, December 3, 2024; application number, No. 63/727,652; patent title, “Self-Righting and Self-Stabilizing Unmanned Surface Vessel”; and inventors, Dánial Hoydal, David Geyti, and Eric Davis. This intellectual property is included in acquired intangible assets and is accounted for in accordance with ASC 350, Intangibles—Goodwill and Other.

The acquired patent rights have not yet been placed into service and are not being amortized pending the outcome of the patent application and commercialization process.

This classification reflects that:

•	The provisional application is currently pending, and no patent has been issued;

•	Upon issuance of a patent, the useful life will be determined based on the patent term (typically 20 years from the non-provisional filing date) and reassessed for finite-life amortization; and

•	The asset is subject to annual impairment testing under ASC 350-30.

We assess the WaveDrone patent rights for impairment annually and whenever events or circumstances indicate that the carrying value may not be recoverable. Key factors that could trigger impairment include:

•	Failure to maintain patent prosecution, abandonment of the application, or an adverse USPTO action that materially limits the expected scope or enforceability of the patent rights;

•	Failure to maintain patent prosecution, abandonment of the application, or an adverse USPTO action that materially limits the expected scope or enforceability of the patent rights;

•	Rejection of patent claims by the USPTO;

•	Discovery of prior art that materially limits the scope of potential patent claims;

•	Significant changes in the competitive landscape or market conditions for autonomous maritime vessels; or

•	Technological developments that render our self-righting technology obsolete.

As of the date of this report, we have not identified any impairment indicators, and the carrying value of the acquired patent rights reflects fair value as determined at the acquisition date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Development Costs

Costs incurred to develop and refine the WaveDrone technology are evaluated under ASC 730, Research and Development, and ASC 350-40, Internal-Use Software. Research activities and preliminary project stage costs are expensed as incurred. Application development stage costs meeting capitalization criteria are capitalized and amortized over the estimated useful life once the technology is placed in service.

Patent prosecution costs, including USPTO filing fees and legal fees associated with preparing and prosecuting the non-provisional patent application, are capitalized as incurred and will be included in the cost basis of the patent asset upon issuance, or written off if the patent application is abandoned or finally rejected.

Critical Accounting Estimates

The valuation of our WaveDrone patent rights involves significant estimates and judgments, including:

Probability of Patent Issuance: We estimate the likelihood that our provisional application will result in an issued patent with commercially meaningful claims.

Royalty Rate: For Relief-from-Royalty valuations, we estimate the royalty rate that a market participant would pay for the right to use the patented technology.

Revenue Projections: Projected revenues from WaveDrone products and services affect the value of the underlying intellectual property.

Discount Rate: The rate used to discount future cash flows reflects the risk profile of early-stage maritime technology.

Changes in these estimates could result in material adjustments to the carrying value of our intangible assets in future periods.

As of June 30, 2026, no impairment charges were recognized for long-lived assets.

Share-based compensation to employees and non-employees

The Company uses ASC 718 guidance to apply share-based compensation accounting to certain employees and non-employee individuals, such as outsourced employees, non-employee directors, and consultants performing management functions, who are employees or non-employees. The differences in the accounting for share-based payment awards granted to an employee versus a non-employee relate to the measurement date and recognition requirements. The Company believes an employee is the one who has the right to exercise sufficient control to establish an employer-employee relationship based on common law, as illustrated in case law and currently under US Internal Revenue Service (IRS) Revenue Ruling 87-41.

Restricted securities are securities acquired in unregistered, private sales from the Company or an affiliate. Restricted securities require the owner to follow the US Securities Exchange Commission guidelines defined under Rule 144 - Selling Restricted and Control Securities. On the other hand, restricted shares issued for consideration other than for goods or employee services are fully paid for immediately. As a result, the Company has expensed these shares at the time of the contract. There is no vesting period for non-employees.

Fair Value

The Company uses current market values to recognize certain assets and liabilities at fair value. Fair value is the estimated price at which the Company can sell the assets or settle a liability in an orderly transaction with a third party under current market conditions. The Company uses the following methods and valuation techniques for deriving fair values:

Market Approach – The market approach uses the prices associated with actual market transactions for similar or identical assets and liabilities to derive a fair value.

Income Approach – The income approach uses estimated future cash flows or earnings, adjusted by a discount rate representing the time value of money and the risk of cash flows not being achieved, to derive a discounted present value.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cost Approach – The cost approach uses the estimated cost to replace an asset adjusted for the obsolescence of the existing asset.

The Company ranks the fair value hierarchy of information sources from Level 1 (best) to Level 3 (worst). The Company uses these three levels to select inputs to valuation techniques:

Level I	Level 2	Level 3
Level 1 is a quoted price for an identical item in an active market on the measurement date. Level 1 is the most reliable evidence of fair value and is used whenever this information is available.

Level 2 is directly or indirectly observable inputs other than quoted prices. An example of a Level 2 input is a valuation multiple for a business unit based on comparable companies’ sales, EBITDA, or net income.

Level 3 is an unobservable input. It may include the company’s data, adjusted for other reasonably available information. An example of a Level 3 input is an internally generated financial forecast.

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for loss per share. Basic loss per share is determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. For each of the three and six months ended June 30, 2026 and 2025, weighted average basic and diluted shares outstanding were 65,056,977 and 66,056,977, respectively.

Common stock equivalents, if any, were anti-dilutive for the three and six months ended June 30, 2026 and 2025 due to net losses and therefore were excluded from diluted loss per share.

Income taxes

Income taxes are accounted for under ASC Topic 740, Income Taxes, using the asset and liability method. Deferred tax assets and liabilities arise from temporary differences between financial reporting and tax bases and from operating loss or credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply when differences reverse.

A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. Management considers all available evidence, including historical losses and forecasts of future taxable income, in assessing the need for a valuation allowance.

ASC 740 also addresses uncertainty in tax positions. A tax benefit is recognized only if it is more likely than not that the position will be sustained upon examination. Positions meeting this threshold are measured as the largest amount more than 50% likely to be realized. Interest and penalties, if any, are recorded in income tax expense.

Reclassifications

Certain prior period amounts were reclassified to conform to the current year’s presentation. None of these classifications impacted reported operating or net loss for any presented period.

Legal contingencies

The Company evaluates legal matters under ASC Topic 450, Contingencies. A liability is recorded when it is probable that a loss has been incurred and the amount can be reasonably estimated. Where a range of possible losses exists, and no amount in the range is a better estimate than another, the minimum amount in the range is recorded.

Legal costs are expensed as incurred. As of June 30, 2026, the Company was not involved in any material legal proceedings and had not recorded any loss contingencies.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company evaluates newly issued accounting standards updates, SEC staff guidance, and related professional publications when they are released to determine whether adoption will materially affect the consolidated financial statements or disclosures. The most relevant recent developments that management has considered are described below.

One notable SEC development is Staff Accounting Bulletin No. 122 (SAB 122), issued January 23, 2025, which rescinds the prior interpretive guidance in Topic 5.FF of the Staff Accounting Bulletin Series related to obligations to safeguard crypto-assets held for platform users. The rescission became effective January 30, 2025. SAB 122 directs entities with obligations to safeguard crypto-assets for others to apply the recognition and measurement requirements for liabilities arising from contingencies under ASC 450-20, Loss Contingencies, or IAS 37 under IFRS, rather than the prior guidance. It also emphasizes the need for appropriate disclosures about the effects of the change in accounting principles. The SEC notes that entities should effect the rescission on a fully retrospective basis in annual periods beginning after December 15, 2024, with earlier application permitted.

Management will apply SAB 122, if applicable in future periods, in accordance with SEC staff guidance and ASC 250, Accounting Changes and Error Corrections. Because the Company does not currently hold or safeguard crypto-assets for others, SAB 122 did not have a material impact on the Company’s unaudited consolidated financial statements for the periods presented.

Another recent development relevant to preparers is FASB Accounting Standards Update 2024-02, which removes references to the FASB Concepts Statements from the Codification. This ASU is part of FASB’s ongoing efforts to improve the Codification by eliminating references that may imply authoritative status for Concepts Statements and by making technical improvements. The update is primarily technical in nature, involving conforming amendments, clarifications, and structural improvements that do not change substantive recognition or measurement requirements. As such, management does not expect ASU 2024-02 to materially impact the Company’s accounting policies, balances, or disclosures. Nevertheless, management will ensure that any Codification references in disclosures remain aligned with the updated text as needed when preparing future filings.

In addition to the specific updates above, management is aware that the FASB and SEC may issue other ASUs or guidance that could affect public and private companies, including topics such as credit losses, internal-use software, or derivative scope refinements. The Company periodically reviews newly issued and recently effective accounting standards and SEC staff guidance to determine whether such pronouncements could be material. As of the date of these financial statements, none of the recently reviewed updates, aside from those noted above, are expected to materially affect the Company’s consolidated financial statements given its current operations and capital structure. Should the Company’s facts or operations change—for example, through new financial instruments, expanded business activities, or thresholds that trigger additional disclosures—management will reassess the potential impact of any newly effective guidance and update disclosures in subsequent periods.

Finally, the Company continues to monitor FASB and SEC publications for additional ASUs, SEC staff guidance, or interpretive updates. Any future pronouncement that could materially affect recognition, measurement, or disclosure requirements will be evaluated promptly, with implementation planning and disclosure updates undertaken in accordance with applicable standards and regulatory expectations.

NOTE 3. MANAGEMENT’S PLANS

Substantial doubt about the ability to continue as a going concern

The Company has incurred recurring operating losses, negative cash flows from operations, and has not yet generated revenue from contracts with customers. As of June 30, 2026, the Company’s cash resources totaled $118,890, and it had a working capital surplus of $830,691, substantially all of which consisted of prepaid licensing assets rather than cash. These conditions, considered together, continue to raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued unless additional financial resources are secured, expenditures are reduced, or operating cash flow is generated.

Under ASC 205-40, management is required, at each annual and interim reporting date, to evaluate whether relevant conditions and events raise substantial doubt about the entity’s ability to continue as a going concern for one year after the financial statement issuance date and, if so, to assess whether management’s plans are probable of being effectively implemented and likely to alleviate the substantial doubt.

Management’s assessment, therefore, has considered the current financial condition, liquidity sources, and the feasibility and timing of mitigation plans.

The accompanying unaudited consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company is a development-stage entity that has incurred recurring losses from operations and negative cash flows from operations and has not yet generated any revenue from contracts with customers. The Company’s key financial-condition indicators are summarized below:

•	Cash on hand at June 30, 2026 and December 31, 2025: $118,890 and $16,084.

•	Working capital surplus at June 30, 2026: $830,691, reflecting a decrease of $230,888 from the working capital surplus of $1,061,579 at December 31, 2025. The decrease principally reflects an aggregate increase of $333,694 in current liabilities (accounts payable, accrued expenses and related-party loan), partially offset by a $102,806 increase in cash during the six-month period. Substantially all working capital at June 30, 2026, consisted of prepaid licensing assets rather than cash.

•	Net loss for the three months ended June 30, 2026 and 2025: $549,864 and $534,342; and for the six months ended June 30, 2026 and 2025: $1,064,222 and $1,057,451.

•	Accumulated deficit at June 30, 2026 and December 31, 2025: $4,058,542 and $2,994,320.

Considered together, these conditions continue to raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited consolidated financial statements are issued. The substantial doubt previously disclosed in Note 3 of the audited consolidated financial statements for the year ended December 31, 2025, has not been alleviated because the Company has not generated revenue from contracts with customers, has limited cash resources, and remains dependent on additional financing and related-party support.

Management’s plans to mitigate substantial doubt

Management is continuing to execute the plans previously described in Note 3 to the audited consolidated financial statements for the year ended December 31, 2025, including:

•	Ongoing prosecution of the Company’s Registration Statement on Form S-1 (File No. 333-292164), filed December 16, 2025, with the SEC for a registered offering of 125,000 shares of common stock at $2.00 per share for anticipated gross proceeds of $250,000. As of June 30, 2026, the Company had filed Pre-Effective Amendment No. 1 (January 22, 2026), No. 2 (February 12, 2026), No. 3 (March 3, 2026) and No. 4 (May 6, 2026), and No. 5 (June 1, 2026), and had received comment letters from the staff of the SEC’s Division of Corporation Finance on March 16, 2026 and May 28, 2026. The Company responded to each comment letter and filed Pre-Effective Amendment No. 6 to the registration statement on June 16, 2026. The registration statement was declared effective by the SEC on June 29, 2026, prior to the balance sheet date. As of June 30, 2026, no shares had been sold, and no proceeds had been received under the registered offering.

NOTE 3. MANAGEMENT’S PLANS (CONTINUED)

•	Continued discussions with potential private placement investors. As of June 30, 2026, the Company had received non-binding indications of interest, and no definitive subscription agreements had been executed or funded.

•	Continued reliance on the Shore House IVF conditional funding commitment of up to $300,000, which remains contingent on (i) the Company’s registration statement being declared effective and (ii) the Company having raised at least $250,000 of capital under the registered offering by June 30, 2026. Condition (i) was satisfied upon effectiveness of the registration statement on June 29, 2026. As of June 30, 2026, condition (ii) had not been satisfied, and no funds have been advanced under the commitment. See Note 7.

•	Pursuit of registered-offering proceeds. The Company is pursuing the registered offering described in Note 12 and anticipates that the gross proceeds of that offering (and of any follow-on financing) will fund continued WaveDrone development activities, including amounts payable to Ascendant AI LLC under the WaveDrone development General Services Agreement described in Note 8. As of June 30, 2026, the Company has no binding commitments from any third party for additional capital.

•	Continued reliance on Spark Capital Investments LLC, a related party controlled by Mr. Imran Firoz, for short-term working-capital advances. During the six months ended June 30, 2026, Spark Capital advanced an aggregate $130,000 to the Company, increasing the related-party loan balance from $45,000 at December 31, 2025, to $175,000 at June 30, 2026. See Note 7.

•	Continued cost discipline. The Company has not commenced material new spending or new hires during the six months ended June 30, 2026; non-amortization operating expenses for the six-month period totaled $230,888 (legal and professional fees, dues and subscriptions, bank charges and rent).

•	Execution on June 22, 2026, of a General Services Agreement with Ascendant AI LLC, which supersedes the previously negotiated Guinn Partners six-phase, 13-month WaveDrone development program (aggregate contract value approximating $975,000) and provides for aggregate fees of $300,000 payable from August 2026 through January 2027; as of June 30, 2026, no long-form Guinn Partners agreement had been executed and only the Phase 1 unpaid balance of $103,000 (recorded in accounts payable, related parties at December 31, 2025 and June 30, 2026) was a contractual commitment of the Company.

Subsequent to June 30, 2026, on August 5, 2026, the Company executed its first revenue-generating customer contract, providing for aggregate fixed fees of $1,200,000 over twelve months from August 5, 2026 through July 31, 2027, which the agreement states constitutes a firm and non-cancelable commitment, together with a related subcontract to Ascendant AI LLC providing for aggregate fees of $960,000 over the same period. Because the one-year assessment period under ASC 205-40 runs from the date these unaudited consolidated financial statements are issued, management has considered this arrangement in its assessment. See Note 12 — Subsequent Events.

Although management believes the foregoing plans are reasonable and is actively executing on each, management has not concluded that those plans are probable of being effectively implemented within one year after the issuance of these unaudited consolidated financial statements. If management’s plans are not successfully implemented within the relevant assessment period, the Company may be required to curtail operations, defer or cancel planned development activities, divest assets, or seek alternative financing, any of which could result in dilution of existing shareholders, limitations on operational scope, or, in an extreme scenario, cessation of operations. The accompanying unaudited consolidated financial statements do not include any adjustments to the carrying amounts of assets or liabilities, or the classification of liabilities, that might be required if the Company were unable to continue as a going concern.

NOTE 4. PREPAID EXPENSES AND T STAMP LICENSING ARRANGEMENT

The Company’s prepaid expenses consist principally of the prepaid T Stamp Inc. (d/b/a Trust Stamp) license described in Notes 2 and 5 to the audited consolidated financial statements for the year ended December 31, 2025. Pursuant to the August 2024 license, the Company has recorded a $5,000,000 prepaid asset and is amortizing it to expense on a straight-line basis over the 36-month license term at a contractual monthly rate of $138,889. Because the license commenced on August 6, 2024, amortization is recognized over 37 monthly periods from August 2024 through August 2027, comprising a partial-month charge of $112,007 in August 2024, full monthly charges of $138,889 thereafter, and a final partial-month charge of $26,878 in August 2027.

Carrying amounts of the prepaid licensing balance at June 30, 2026 and December 31, 2025, were as follows. The current portion represents amounts expected to be amortized within twelve months after the balance sheet date:

	June 30, 2026	December 31, 2025	Change
	(Unaudited)	(Audited)
Prepaid expenses, current	$1,666,668	$1,666,668	$-
Prepaid expenses, noncurrent	165,767	999,101	(833,334)
Total prepaid licensing	$1,832,435	$2,665,769	$(833,334)

Amortization of the prepaid T Stamp license recognized in licensing-fee expense (a component of general and administrative expenses) was $416,667 for each of the three months ended June 30, 2026 and 2025 and $833,334 for each of the six months ended June 30, 2026 and 2025. Under the straight-line schedule of $138,889 per month described in Note 4, three months of amortization equals $416,667 and six months equals $833,334.

NOTE 5. ACQUIRED INTANGIBLE ASSETS

The Company’s acquired intangible assets at June 30, 2026 and December 31, 2025, totaled $16,000,000 in the aggregate, comprising the four acquisitions completed during the period from inception (July 26, 2024) to December 31, 2024, and described in Note 1 to the audited consolidated financial statements for the year ended December 31, 2025: Airdrone Technology ($5,000,000), Hydrogen Fuel Cell Technology ($2,500,000), WaveDrone Platform ($3,500,000), and SUPA Consolidated Inc.’s intellectual property (formerly Tribal Rides International Corp.) ($5,000,000). These technology assets remain in development and have not yet been placed into service. Accordingly, management has not commenced amortization as of June 30, 2026. Management will reassess the useful lives of the acquired technology assets as technical feasibility, patent status, commercial readiness, and expected legal or economic lives become determinable.

In accordance with ASC 350-30, the Company tests acquired intangible assets for impairment at least annually or more frequently if events or circumstances indicate that the carrying amount may not be recoverable. Indicators evaluated include: failure of patent prosecution to advance on schedule; rejection of pending claims by the relevant patent office; discovery of prior art that materially limits potential claims; significant changes in the competitive landscape; loss of a strategic development partner; and inability to fund continued development. As of June 30, 2026, no impairment indicators were identified, and no impairment charge has been recognized during the three- and six-month periods.

NOTE 6. INVESTMENT IN PRIVATE EQUITY SECURITIES

On October 27, 2025, the Company became the beneficial owner of 1,000,000 shares of common stock of Nuvora Energy, Inc. (“Nuvora”), a privately held Delaware corporation, recorded as an Investment in private equity securities at an initial carrying amount of $2,000,000 ($2.00 per share). Nuvora is a related party of the Company by virtue of common management; Mr. Imran Firoz, a director of the Company, also serves as Co-Founder and Interim Chief Financial Officer of Nuvora. Nuvora and the Company also share the principal-office address of 200 Spectrum Center Drive, Irvine, California. See Note 4 to the audited consolidated financial statements for the year ended December 31, 2025, for additional information regarding the original recognition of the investment.

The Company has elected to apply the measurement alternative under ASC 321-10-35-2(c) for equity securities without a readily determinable fair value. At each reporting date, the Company performs a qualitative impairment assessment in accordance with ASC 321-10-35-3, considering, among other factors, deterioration in earnings performance, asset quality, business prospects, regulatory environment, market conditions, and Nuvora’s ability to continue as a going concern. As of June 30, 2026, no impairment indicators were identified, and no observable transaction events were identified during the three- and six-month periods that would require remeasurement of the carrying amount.

The carrying amount of the investment in Nuvora was $2,000,000 at June 30, 2026 (December 31, 2025: $2,000,000). The investment is not measured at fair value on a recurring basis. If the Company were to remeasure the investment to fair value, the inputs used would be classified within Level 3 of the fair value hierarchy in ASC 820, principally because Nuvora is a privately held company without publicly traded equity securities or other readily observable inputs. The carrying amount of the investment is supported by an independent IRC Section 409A valuation report dated January 19, 2026, prepared by Pratibha Chaurasia, CPA, CA, PhD (AICPA License No. CA-0014706), which supported a fair market value of $2.00 per share for Nuvora common stock as of December 31, 2025.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company’s related parties and material related-party transactions and arrangements are described in Note 4 to the audited consolidated financial statements for the year ended December 31, 2025, and include (i) members of the Company’s Board of Directors and executive officers, comprising Mr. Craig Nehrkorn (Chief Executive Officer and Director), Mr. Imran Firoz (Director and former Interim Chief Financial Officer and former President and Chief Executive Officer), and Ms. Candice Beaumont (Non-Executive Director); (ii) Mr. Himanshu Sharma (Interim Chief Financial Officer, engaged on a services-contract basis); (iii) entities controlled by, or under common control with, Mr. Firoz, including, without limitation, Spark Capital Investments LLC, Fiber Food Systems Inc., Hudson Dunes Corporation (formerly Central Logistics Services Corp.), and SUPA Consolidated Inc. (formerly Tribal Rides International Corp., name changed October 21, 2025); (iv) Nuvora Energy, Inc., a Delaware corporation in which Mr. Firoz serves as Co-Founder and Interim Chief Financial Officer and which shares the Company’s principal-office address; (v) Eastern Electrolyser Ltd., an entity in which Mr. Shivam Tewari serves as a director and which is a related party of the Company by virtue of Mr. Tewari’s concurrent service as Chief Executive Officer of Nuvora Energy, Inc.; (vi) Guinn Partners LLC and Ascendant AI LLC, each an Austin, Texas-based product-development firm for which Mr. Craig Nehrkorn serves as Managing Partner and in which, in the case of Guinn Partners LLC, Mr. Nehrkorn holds a 51% membership interest; (vii) Boumarang Pty Ltd, the Company’s wholly owned Australian subsidiary, of which Mr. Victor Turco serves as a director and authorized signatory; (viii) Tolemac Holdings LLC and TAH-DAH Ventures LLC (each of which was a 5%-or-greater beneficial owner of the Company’s outstanding common stock at the time of its founder-share issuance, and each of which is wholly owned and controlled by Ms. Yessenia Hernandez, who also serves as Chief Executive Officer and a director of SUPA Consolidated Inc.); (ix) BIO-key International, Inc. (a 5%-or-greater beneficial owner of the Company’s outstanding common stock that acquired its shares from Fiber Food Systems Inc.); (x) Shore House IVF (a 5%-or-greater beneficial owner of the Company’s outstanding common stock that acquired its shares in connection with the December 31, 2024, Asset Purchase and IP Agreement); and (xi) original beneficial owners of founder shares received via the Mingta Capital LLC nominee structure. Mingta Capital LLC, Mr. Dánial Hoydal, and Greenlink Pty Ltd ATF The Debsago Trust are not related parties of the Company; transactions with each of those non-related-party counterparties are nonetheless described in the audited consolidated financial statements for the year ended December 31, 2025, and, where applicable, in this Note 7. There have been no new related parties identified, and no related-party transactions or arrangements other than those described below, during the six months ended June 30, 2026.

Spark Capital Investments LLC — Office Lease and Working Capital

Spark Capital Investments LLC (“Spark Capital”) is a Delaware limited liability company controlled by Mr. Firoz. During the six months ended June 30, 2026, Spark Capital continued to pay the Company’s monthly Irvine, California rent directly to the Company’s lessor on the Company’s behalf, with reimbursement in subsequent periods. During the six months ended June 30, 2026, Spark Capital advanced an additional $130,000 to the Company in cash to fund short-term working-capital needs. The advances are unsecured, bear no interest, are payable on demand, and are presented as a loan, related party, on the consolidated balance sheets. The aggregate Spark Capital loan balance increased from $45,000 at December 31, 2025, to $175,000 at June 30, 2026. No portion has been repaid as of June 30, 2026.

Accounts Payable, Related Parties

Accounts payable, related parties, increased from $453,000 at December 31, 2025, to $595,500 at June 30, 2026, an increase of $142,500, principally reflecting continued accrual of professional fees and development services payable to Spark Capital Investments LLC, Guinn Partners LLC, and other related-party service providers. No related-party accounts payable balances were paid in cash during the six months ended June 30, 2026.

Accrued Expenses, Related Parties

Accrued expenses, related parties, increased from $123,173 at December 31, 2025, to $184,367 at June 30, 2026, an increase of $61,194. The increase reflects accrued office rent and administrative reimbursements payable to Spark Capital Investments LLC and accrued CEO and professional services fees payable to related-party service providers.

Ascendant AI LLC — WaveDrone Development

Ascendant AI LLC (“Ascendant”) is an Austin, Texas product-development firm of which Mr. Craig Nehrkorn, the Company’s Chief Executive Officer and a director, serves as Managing Partner. On June 22, 2026, the Company executed a General Services Agreement with Ascendant under which Ascendant succeeded Guinn Partners LLC as the Company’s WaveDrone development partner, providing for aggregate fees of $300,000 payable in six monthly installments of $50,000 from August 2026 through January 2027. No amount was due or payable to Ascendant at June 30, 2026, and no related-party liability to Ascendant is included in the consolidated balance sheet at that date.

Investment in Nuvora Energy, Inc.

No further transactions occurred between the Company and Nuvora Energy, Inc. during the six months ended June 30, 2026. See Note 6 – Investment in Private Equity Securities.

Officer Compensation

No cash compensation was paid to officers or directors of the Company during the six months ended June 30, 2026, other than (i) rent reimbursements and working-capital support paid or advanced by Spark Capital Investments LLC on the Company’s behalf and (ii) accrued Interim CFO services fees payable to Mr. Himanshu Sharma. The Company has not entered into employment agreements with any of its directors or officers and has no formalized performance compensation, bonus, or other incentive plans. The Company’s Interim CFO, Mr. Himanshu Sharma, is engaged through a UAE-based fractional CFO services agreement that provides for cash fees that are billed at customary professional services rates and recorded as accrued expenses, related parties, in the period the services are performed.

Summary of Related-Party Balances

A summary of related-party balances on the consolidated balance sheets is set forth below:

	Counterparty / Nature	June 30, 2026	December 31, 2025
		(Unaudited)	(Audited)
Accounts payable, related parties	Various — professional fees, services	$595,500	$453,000
Accrued expenses, related parties	Spark Capital (rent reimbursements); Nehrkorn (CEO services)	184,367	123,173
Loan, related party	Spark Capital Investments LLC	175,000	45,000
Total related-party current liabilities		$954,867	$621,173

Conflicts of Interest and Related-Party Transaction Approvals

The conflicts of interest arising from the foregoing related-party arrangements are described in Note 4 to the audited consolidated financial statements for the year ended December 31, 2025, including (i) the interest of Mr. Firoz in Spark Capital Investments LLC, Fiber Food Systems Inc., Hudson Dunes Corporation, and SUPA Consolidated Inc., and the interest of Mr. Firoz in Nuvora Energy, Inc. (as Co-Founder and Interim Chief Financial Officer of Nuvora), and (ii) the interest of Mr. Nehrkorn in Guinn Partners LLC (as Managing Partner of Guinn Partners LLC and the holder of a 51% membership interest in Guinn Partners LLC). By virtue of his position as Managing Partner of Guinn Partners LLC and his majority membership interest, Mr. Nehrkorn has sole voting power and sole investment power over the 5,000,000 shares of the Company’s common stock held of record by Guinn Partners LLC and may be deemed to beneficially own such shares; Mr. Nehrkorn disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Each material related-party transaction since inception has been approved by the Company’s Board of Directors with the related-party status acknowledged in the supporting board resolutions; the interested director (whether Mr. Nehrkorn or Mr. Firoz, as applicable) abstained from the relevant Board vote, and the disinterested directors approved the transaction pursuant to Section 144 of the Delaware General Corporation Law. During the six months ended June 30, 2026, the Board approved the Company’s June 22, 2026, General Services Agreement with Ascendant AI LLC described in Note 8, in which Mr. Nehrkorn is interested as Managing Partner of Ascendant. The related-party status was acknowledged in the supporting board resolution; Mr. Nehrkorn abstained from the Board vote, the disinterested directors approved the transaction pursuant to Section 144 of the Delaware General Corporation Law, and the agreement was executed on the Company’s behalf by Mr. Imran Firoz, a director. No other new conflicts of interest were identified, and no other new material related-party arrangements were approved, during the six months ended June 30, 2026.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Office Facilities

The Company continues to lease office and conference space at 200 Spectrum Center Drive, Suite 300, Irvine, California 92618 on a month-to-month basis, terminable by the Company on one calendar month’s prior notice. The Company has determined that the arrangement does not constitute a lease under ASC 842. Rent expense was $597 for the three months ended June 30, 2026, and $1,194 for the six months ended June 30, 2026, recorded in general and administrative expenses. As described in Note 7, monthly rent has been paid by Spark Capital Investments LLC on the Company’s behalf and is reimbursed in subsequent periods; the unreimbursed balance is included in accrued expenses, related parties.

The Company also continues to use Guinn Partners LLC’s offices at 2120 West Braker Lane, Suite M, Austin, Texas 78758 for research and development, design and development of the Company’s products, prototyping, and government outreach. The use of Guinn Partners’ facility is provided to the Company at no separately charged rent. As of June 30, 2026, the Company has not entered into a written lease agreement with Guinn Partners for these premises and Guinn Partners has agreed to make the facility available to the Company for the foreseeable future.

WaveDrone Development Program — Guinn Partners LLC and Ascendant AI LLC

The Company commenced negotiation in Q1 2026 of a definitive six-phase, 13-month WaveDrone development program with Guinn Partners LLC, with aggregate contract value approximating $975,000 to be paid in cash on a phase-completion milestone basis. As of June 30, 2026, the long-form definitive agreement had not been executed; the Company’s only contractual commitment to Guinn Partners at June 30, 2026, relates to the unpaid Phase 1 invoice (Invoice No. 1986) of $103,000 included in accounts payable, related parties (unchanged from December 31, 2025). No additional contractual commitments to Guinn Partners beyond Phase 1 are reflected in the Company’s consolidated balance sheet at June 30, 2026.

NOTE 8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On June 22, 2026, the Company executed a General Services Agreement with Ascendant AI LLC (“Ascendant”), a product-development firm of which Mr. Craig Nehrkorn, the Company’s Chief Executive Officer and a director, serves as Managing Partner. Ascendant has succeeded Guinn Partners LLC as the Company’s WaveDrone development partner, and the six-phase, 13-month Guinn Partners program described above is superseded by this arrangement. The agreement provides for a fixed monthly fee of $50,000, payable monthly in advance, for six months beginning August 2026, an aggregate commitment of $300,000. The agreement covers WaveDrone development services only. Because payment obligations commence in August 2026, no amount was due or payable under the agreement at June 30, 2026, and no related liability is recorded in these unaudited consolidated financial statements. Ascendant is a related party of the Company. Mr. Nehrkorn abstained from the Board vote, and the disinterested directors approved the transaction pursuant to Section 144 of the Delaware General Corporation Law. See Note 7 — Related Party Transactions.

T Stamp Inc. Licensing Commitment

The Company’s 36-month T Stamp Inc. license, described in Note 4, runs through August 2027. The Company has no remaining cash payment obligation under the license; the consideration was satisfied at inception via the issuance of 5,000,000 shares of common stock at $1.00 per share. See Note 4 for the amortization of the related $5,000,000 prepaid asset.

Eastern Electrolyser Production Plan

Pursuant to the Company’s September 30, 2024, agreement with Eastern Electrolyser Ltd., the parties have agreed in principle to construct an 11 MW fuel cell production facility intended to support up to 1,800 drones by the end of fiscal year 2026. As of June 30, 2026, no definitive construction or supply agreement has been executed, and no portion of any construction cost is reflected in these unaudited consolidated financial statements. Eastern Electrolyser Ltd. is a related party of the Company within the meaning of ASC 850 by virtue of Mr. Shivam Tewari’s concurrent service as a director of Eastern Electrolyser Ltd. and as Chief Executive Officer of Nuvora Energy, Inc.; see Note 4 to the audited consolidated financial statements for the year ended December 31, 2025.

Patent Prosecution — BLMR-001P

The Company has continued to engage Amsel IP Law (Mr. Jason Amsel) to advise the Company regarding prosecution and protection of the WaveDrone patent rights. The underlying provisional patent application was filed on December 3, 2024, under Application No. 63/727,652, titled “Self-Righting and Self-Stabilizing Unmanned Surface Vessel,” and names Dánial Hoydal, David Geyti, and Eric Davis as inventors. Patent prosecution costs incurred during the three and six months ended June 30, 2026, are included in legal and professional fees, a component of general and administrative expenses (see Note 10).

Pending Litigation and Disputes

The Company is not currently a party to any material legal proceedings. Management is unaware of any actions, suits, investigations or proceedings (public or private), pending or threatened, against or affecting any of the assets of the Company or any affiliate of the Company.

Tax Compliance Matters

The Company is preparing its initial U.S. federal and applicable state income tax returns for the 2024 stub period and the year ended December 31, 2025. All tax periods from inception (July 26, 2024) forward remain open and subject to examination by the U.S. Internal Revenue Service and any applicable state and local taxing authorities. See Note 11.

NOTE 9. STOCKHOLDERS’ EQUITY

Authorized Capital Stock

Pursuant to the Company’s Certificate of Incorporation dated July 26, 2024, the authorized capital stock consists of (i) 100,000,000 shares of Common Stock, par value $0.0001 per share, and (ii) 10,000,000 shares of Preferred Stock, par value $0.0001 per share. As of June 30, 2026 and December 31, 2025, no shares of preferred stock were issued or outstanding. As of June 30, 2026 and December 31, 2025, 65,056,977 shares of common stock were issued and outstanding.

Activity for the Six Months Ended June 30, 2026

No shares of common stock or preferred stock were issued, cancelled, exchanged, repurchased, or otherwise modified during the six months ended June 30, 2026. No new subscription agreements were entered into and no subscription receivables were recorded during the six-month period.

Subscription Receivable

In accordance with SEC Staff Accounting Bulletin Topic 4:E, subscription receivables (when present) are presented as a deduction from stockholders’ equity. As of June 30, 2026 and December 31, 2025, the Company has no outstanding subscription receivable, having cancelled the entire prior $2,000,000 balance during the year ended December 31, 2025. The cancellation comprised the rescission of the $1,000,000 Greenlink Pty Ltd ATF The Debsago Trust subscription on December 31, 2025, and the cancellation of the remaining $1,000,000 of subscriptions in connection with the share-for-share exchange with Nuvora Energy, Inc. on October 27, 2025. No cash was received in respect of either subscription.

NOTE 10. GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Licensing fees — amortization of T Stamp prepaid license (Note 4)	$416,667	416,667	833,334	833,334
Legal and professional fees	132,475	116,639	228,975	221,739
Rent	597	597	1,194	1,134
Other expenses	125	439	719	1,244
Total general and administrative expenses	$549,864	534,342	1,064,222	1,057,451

The licensing fees of $416,667 and $833,334 represent amortization of the prepaid T Stamp Inc. license recorded in the Company’s books and records for the three- and six-month periods ended June 30, 2026 and 2025.

The legal and professional fees of $132,475 and $116,639 for the three months ended June 30, 2026 and 2025, and $228,975 and $221,739 for the six months ended June 30, 2026 and 2025, principally reflect consulting fees to Spark Capital, CEO services to Mr. Nehrkorn, and CFO services to Mr. Sharma, and outside securities counsel fees in connection with the Company’s Form S-1 registration process, and patent prosecution counsel fees.

Rents of $597 and $597 for the three months ended June 30, 2026 and 2025, and $1,194 and $1,134 for the six months ended June 30, 2026 and 2025, reflect the Company’s month-to-month Irvine, California office arrangement.

Other expenses of $125 and $439 for the three months ended June 30, 2026 and 2025, and $719 and $1,244 for the six months ended June 30, 2026 and 2025, reflect general administrative expenses.

NOTE 11. INCOME TAXES

The Company is taxed as a C corporation for U.S. federal income tax purposes. Boumarang Pty Ltd is dormant and has not generated any taxable income for Australian tax purposes. The Company’s consolidated effective tax rate differs from the U.S. federal statutory rate of 21% principally due to the establishment of a full valuation allowance against the Company’s deferred tax assets.

Pursuant to ASC 740-270, the Company applies an estimated annual effective tax rate to year-to-date pre-tax loss in determining the interim income tax provision. Because the Company expects to remain in a cumulative loss position for the year ending December 31, 2026, with no current taxable income and a full valuation allowance against deferred tax assets, the Company’s estimated annual effective tax rate is 0% and accordingly no current or deferred federal, state, or foreign provision for income taxes was recognized for the three and six months ended June 30, 2026.

The Company’s cumulative book losses before income taxes were approximately $4,058,542 at June 30, 2026 (December 31, 2025: $2,994,320), comprising the prior $2,994,320 of losses incurred from inception through December 31, 2025, and an additional $1,064,222 of losses incurred during the six months ended June 30, 2026. The Company expects to have net operating loss (“NOL”) carryforwards available for U.S. federal income tax purposes, subject to completion of its income tax returns and book-tax adjustments. NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely under the Tax Cuts and Jobs Act but, in any single tax year, are limited to offset 80% of taxable income generated in such year. The Company has not yet completed a formal Section 382 study; any limitation arising from a future ownership change would not affect the Company’s unaudited consolidated financial statements at June 30, 2026, because the Company has fully reserved against its deferred tax assets through the valuation allowance.

The Company has reviewed its income tax positions and has concluded that there are no material uncertain tax positions requiring recognition or disclosure as of June 30, 2026 or December 31, 2025.

The Company has not yet filed any U.S. federal or state income tax returns; accordingly, all tax periods from inception (July 26, 2024) forward remain open and subject to examination.

NOTE 12. SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from June 30, 2026, through August 11, 2026, the date these unaudited consolidated financial statements were available to be issued. Other than the continuing matters described below, no subsequent events have been identified that would require recognition or disclosure in these unaudited consolidated financial statements.

Eva Defense Inc. and Eva Live Inc. Services Agreement

On August 5, 2026, the Company executed a Service Agreement with Eva Defense Inc. and Eva Live Inc. (Nasdaq: GOAI), the parent of Eva Defense Inc., each with its principal place of business in Las Vegas, Nevada, under which the Company will act as service provider for the EVA Defense Resilient Communications Drone Program. The agreement provides for a fixed monthly fee of $100,000 payable on or before the first day of each month for twelve months, from August 5, 2026 through July 31, 2027, an aggregate of $1,200,000, which the agreement states constitutes a firm and non-cancelable commitment. Eva Defense Inc. and Eva Live Inc. are jointly and severally liable for all obligations under the agreement. Termination for convenience is not permitted, and repudiation or termination without cause obligates the counterparties to pay an early termination charge equal to the aggregate monthly fees that would otherwise have become due through July 31, 2027. Performance is scheduled to commence on August 5, 2026. This is the Company’s first revenue-generating customer contract. Because the agreement was executed and performance commences after June 30, 2026, no revenue receivable, or contract asset, has been recognized in these unaudited consolidated financial statements. Management has concluded that the Company acts as principal in the arrangement under ASC Topic 606 and expects to present revenue on a gross basis beginning in the third quarter of 2026. See Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates.”

Ascendant AI LLC Subcontract

On August 5, 2026, the Company executed a General Services Agreement with Ascendant AI LLC under which Ascendant will perform the development services required for the Company's performance of the EVA Defense Resilient Communications Drone Program described above. This agreement is separate from, and in addition to, the June 22, 2026, General Services Agreement with Ascendant covering WaveDrone development described in Notes 7 and 8. The agreement provides for a fixed equal monthly fee for twelve months beginning August 5, 2026, an aggregate of $960,000. Ascendant is a related party of the Company because Mr. Craig Nehrkorn, the Company’s Chief Executive Officer and director, serves as Ascendant’s Managing Partner. No amount was due or payable under this agreement at June 30, 2026. See Note 7 — Related Party Transactions.

Continuing Patent Prosecution

The Company’s patent counsel, Amsel IP Law (Mr. Jason Amsel; matter reference BLMR-001P), is continuing to advise the Company regarding prosecution and protection of the WaveDrone patent rights described in Note 8. No event has occurred between June 30, 2026, and August 11, 2026, that, in management’s view, indicates impairment of the related WaveDrone intangible asset.

Registered Offering

The Company’s Registration Statement on Form S-1 (File No. 333-292164) was declared effective by the SEC on June 29, 2026, prior to the balance sheet date; see Note 3. The registered offering of 125,000 shares of common stock at $2.00 per share is being conducted on a self-underwritten, best-efforts basis. As of August 11, 2026, the Company had not sold any shares or received any proceeds under the registered offering.

PART I – FINANCIAL INFORMATION (CONTINUED)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements.

Overview

Boumarang Inc. (the “Company,” “we,” “us,” or “our”) was incorporated on July 26, 2024, under the laws of the State of Delaware. We are headquartered in Irvine, California, with an additional location in Austin, Texas. We are a development-stage company designing and developing hydrogen-powered, AI-enabled uncrewed aerial and maritime systems, together with the fuel cell power systems and data analytics platforms that support them.

Our target sectors include natural resource monitoring, infrastructure analysis, agriculture, forestry, and defense and security applications. Our drones are designed to leverage artificial intelligence and machine learning to deliver real-time, actionable insights.

Since inception, we have focused on research and development, technology acquisition, prototype development, and capital formation. We did not generate revenue from contracts with customers during the three or six months ended June 30, 2026 or 2025. Subsequent to June 30, 2026, we executed our first revenue-generating customer contract, as described in Note 12 to the accompanying unaudited consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

Operating Expenses. Operating expenses for the three months ended June 30, 2026, were $549,864, consisting entirely of general and administrative expenses, compared to $534,342 for the three months ended June 30, 2025, an increase of $15,522, or 2.9%. General and administrative expenses for the 2026 period comprised $416,667 of licensing-fee amortization relating to the prepaid T Stamp Inc. license, $132,475 of legal and professional fees, $597 of rent, and $125 of other expenses. The increase over the prior-year period was principally attributable to higher legal and professional fees incurred in connection with the Company’s Form S-1 registration process and patent prosecution.

Net Loss. Net loss for the three months ended June 30, 2026, was $549,864, or $(0.01) per share (basic and diluted), based on 65,056,977 weighted average shares outstanding. This compares to a net loss of $534,342, or $(0.01) per share (basic and diluted), based on 66,056,977 weighted average shares outstanding, for the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

Operating Expenses. Operating expenses for the six months ended June 30, 2026, were $1,064,222, consisting entirely of general and administrative expenses, compared to $1,057,451 for the six months ended June 30, 2025, an increase of $6,771, or 0.6%. General and administrative expenses for the 2026 period comprised $833,334 of licensing-fee amortization, $228,975 of legal and professional fees, $1,194 of rent, and $719 of other expenses. Licensing-fee amortization was unchanged period over period because the underlying $5,000,000 prepaid license is amortized on a straight-line basis at $138,889 per month over its 36-month term, which runs from the August 6, 2024 commencement date through August 2027 and therefore includes partial-month charges in the first and last periods, as described in Note 4.

Net Loss. Net loss for the six months ended June 30, 2026, was $1,064,222, or $(0.02) per share (basic and diluted), based on 65,056,977 weighted average shares outstanding. This compares to a net loss of $1,057,451, or $(0.02) per share (basic and diluted), based on 66,056,977 weighted average shares outstanding, for the six months ended June 30, 2025.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through equity financing and, more recently, through short-term working-capital advances from a related party. As of June 30, 2026, we had cash of $118,890, compared to $16,084 as of December 31, 2025. Our principal uses of cash are legal and professional fees and general corporate overhead. We have not generated cash from operations.

Total assets decreased from $20,781,853 at December 31, 2025, to $20,051,325 at June 30, 2026, a decrease of $730,528. The decrease was principally attributable to $833,334 of amortization of the prepaid T Stamp Inc. license during the six-month period, partially offset by a $102,806 increase in cash. Acquired intangible assets of $16,000,000, drone capitalization costs of $100,000, and the investment in private equity securities of $2,000,000 were unchanged.

Total liabilities increased from $621,173 at December 31, 2025, to $954,867 at June 30, 2026, an increase of $333,694. The increase comprised a $142,500 increase in accounts payable, related parties (from $453,000 to $595,500), a $61,194 increase in accrued expenses, related parties (from $123,173 to $184,367), and a $130,000 increase in the related-party loan (from $45,000 to $175,000). All of the Company’s liabilities at June 30, 2026, were owed to related parties.

Working capital decreased from a surplus of $1,061,579 at December 31, 2025, to a surplus of $830,691 at June 30, 2026, a decrease of $230,888, reflecting the $333,694 increase in current liabilities described above partially offset by the $102,806 increase in cash. Substantially all of our working capital consists of prepaid licensing assets rather than cash, and is therefore not available to satisfy current obligations.

Equity Activity. There was no equity activity during the three or six months ended June 30, 2026. No shares of common stock or preferred stock were issued, cancelled, exchanged, repurchased, or otherwise modified, and no subscription agreements were entered into during the period. 65,056,977 shares of common stock were issued and outstanding at both June 30, 2026 and December 31, 2025.

Cash Flows

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Operating Activities. Net cash used in operating activities was $27,194 for the six months ended June 30, 2026, compared to $42,983 for the six months ended June 30, 2025. In each period, the net loss was substantially offset by non-cash amortization of prepaid licensing of $833,334 and by increases in related-party accounts payable and accrued expenses. The period-over-period improvement of $15,789 principally reflects a larger increase in related-party accounts payable in the 2026 period.

Investing Activities. There were no investing activities during either of the six months ended June 30, 2026 or June 30, 2025.

Financing Activities. Net cash provided by financing activities was $130,000 for the six months ended June 30, 2026, consisting entirely of advances from Spark Capital Investments LLC, a related party controlled by Mr. Imran Firoz. This compares to $5,000 of related-party advances for the six months ended June 30, 2025. The advances are unsecured, bear no interest, and are payable on demand.

Net Change in Cash. Cash increased by $102,806 during the six months ended June 30, 2026, from $16,084 at the beginning of the period to $118,890 at the end of the period. Cash decreased by $37,983 during the six months ended June 30, 2025, from $50,242 to $12,259.

Going Concern

Our unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. As of June 30, 2026, we had cash of $118,890, an accumulated deficit of $4,058,542, and had not generated revenue from contracts with customers. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date these unaudited consolidated financial statements are issued. See Note 3 to the accompanying unaudited consolidated financial statements.

Our ability to continue as a going concern depends on our ability to generate profitable operations in the future and to obtain the financing necessary to meet our obligations as they come due. Management’s plans are described in Note 3 and include pursuit of proceeds under our registered offering, which was declared effective on June 29, 2026, pursuit of private placement proceeds, continued reliance on related-party working-capital advances, continued cost discipline, and performance under the firm, non-cancelable customer contract executed on August 5, 2026, described in Note 12, which provides for aggregate fixed fees of $1,200,000 over twelve months against a related subcontract commitment of $960,000. Management has not concluded that these plans are probable of being effectively implemented within the relevant assessment period, and there can be no assurance that we will obtain additional funding or achieve profitability.

Critical Accounting Policies and Estimates

Our unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on assumptions we believe to be reasonable under the circumstances; actual results may differ. Our critical accounting policies are described in Note 2 to the accompanying unaudited consolidated financial statements and include the following.

Intangible Assets. We hold $16,000,000 of acquired intangible assets consisting of intellectual property relating to our drone technology, comprising Airdrone Technology, Hydrogen Fuel Cell Technology, the WaveDrone Platform, and SUPA Consolidated Inc. intellectual property. These assets remain in development, have not been placed into service, and are not being amortized. We evaluate them for impairment at least annually and whenever events or changes in circumstances indicate the carrying amount may not be recoverable. No impairment indicators were identified as of June 30, 2026.

Prepaid Expenses. Prepaid expenses consist principally of $5,000,000 of consideration paid under our technology licensing agreement with T Stamp Inc., amortized on a straight-line basis at $138,889 per month over the 36-month license term, with partial-month charges in the first and last periods as described in Note 4. The unamortized balance at June 30, 2026, was $1,832,435, of which $1,666,668 is classified as current and $165,767 as noncurrent.

Investment in Private Equity Securities. Our investment in private equity securities consists of 1,000,000 common shares of Nuvora Energy, Inc. carried at $2,000,000. We apply the measurement alternative under ASC 321-10-35-2(c) for equity securities without a readily determinable fair value and perform a qualitative impairment assessment at each reporting date. No impairment indicators were identified as of June 30, 2026.

Revenue Recognition. We did not generate revenue during the periods presented. Subsequent to June 30, 2026, we executed our first customer contract, described in Note 12. Management has concluded that we act as principal in that arrangement under ASC Topic 606, because we are the primary obligor responsible to the customer for fulfillment of the specified services, we contract for and control the subcontracted services before they are transferred to the customer, and we are entitled to the full contract consideration. Accordingly, we expect to present revenue on a gross basis beginning in the third quarter of 2026. We will complete our detailed application of ASC Topic 606 to the arrangement, including identification of the performance obligations and the pattern of recognition, in connection with our third-quarter reporting. See Note 12.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(b) of the SEC’s Regulation S-K. We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements will have a material impact on our financial condition or results of operations. See Note 2 to the accompanying unaudited consolidated financial statements.

JOBS Act

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards until those standards apply to private companies. We have elected to use this extended transition period, and as a result our financial statements may not be comparable to those of companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Item 10(f)(1) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to the material weaknesses described below.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Certifying Officers, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and

(3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management identified the following material weaknesses as of June 30, 2026: inadequate segregation of duties within accounting processes as a result of limited personnel resources; the absence of a formally documented set of internal control policies and procedures. These material weaknesses are compounded by limitations in the Company’s control environment, including the absence of an audit committee, a compensation committee, and a nominating and corporate governance committee, and the resulting absence of independent board-level oversight of the financial reporting process. The Company’s common stock is not listed on a national securities exchange or quoted on an automated inter-dealer quotation system, and the Company is therefore not currently subject to the audit committee requirements of Rule 10A-3 under the Exchange Act or of any exchange or association listing standard. Management intends to implement remediation steps, including engaging additional accounting resources, formalizing written policies and procedures, and establishing standing audit, compensation, and nominating and corporate governance committees in connection with a planned listing, as financial resources permit.

This Quarterly Report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting, as we are an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings against the Company, and the Company is not aware of any proceedings that may be contemplated against it. See Note 8 to the accompanying unaudited consolidated financial statements.

Item 1A. Risk Factors

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to disclose this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three or six months ended June 30, 2026, and no shares of common stock or preferred stock were issued, cancelled, exchanged, repurchased, or otherwise modified during those periods. See Note 9 to the accompanying unaudited consolidated financial statements.

Use of Proceeds from Registered Securities

The Company’s Registration Statement on Form S-1 (File No. 333-292164), registering 125,000 shares of common stock at $2.00 per share for aggregate gross proceeds of $250,000, was declared effective by the SEC on June 29, 2026. The offering is being conducted on a self-underwritten, best-efforts basis by the Company’s officers and directors; there is no underwriter and no escrow arrangement. As of June 30, 2026, no shares had been sold, no proceeds had been received, and accordingly no proceeds had been applied to any use. The offering remains open.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a) Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, who is duly authorized thereto.

BOUMARANG INC.

Date: August 11, 2026	/s/ Craig Nehrkorn
Craig Nehrkorn, Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2026	/s/ Himanshu Sharma
Himanshu Sharma, Interim CFO (Principal Financial and Accounting Officer)

