Form 10-Q/A
period 2026-06-30
Boumarang Inc.
filed 2026-11-06
CIK 2034161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of November 6, 2026, there were 65,056,977 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

Boumarang Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, originally filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2026 (the “Original Filing”). This Amendment is being filed to restate the Company’s unaudited consolidated financial statements as of and for the three and six months ended June 30, 2026, to correct an error in the measurement of the Company’s investment in the common stock of Nuvora Energy, Inc. (“Nuvora”), a privately held related party. The investment is accounted for under the measurement alternative in ASC 321, Investments – Equity Securities. In May 2026, Nuvora completed a $500,000 equity financing at $3.00 per share, which constituted an observable price change in an orderly transaction for the identical security that required the Company to remeasure the carrying amount of its 1,000,000 Nuvora shares from $2.00 per share ($2,000,000) to $3.00 per share ($3,000,000). The financial statements included in the Original Filing did not reflect this remeasurement.

The restatement increases Investment in private equities, total assets, and total stockholders’ equity by $1,000,000 as of June 30, 2026, and recognizes a $1,000,000 non-cash unrealized gain on equity investment in Other income (expense) for the three and six months ended June 30, 2026, changing the previously reported net loss of $(549,864) for the three months ended June 30, 2026, to net income of $450,136 and reducing the previously reported net loss of $(1,064,222) for the six months ended June 30, 2026, to $(64,222). The restatement has no effect on previously reported cash, total liabilities, operating loss, or net cash flows from operating, investing, or financing activities, and does not affect the three months ended March 31, 2026, or any 2025 period. See Note 2A, Restatement of Previously Issued Financial Statements, to accompany the unaudited consolidated financial statements for additional information.

This Amendment amends and restates the following items of the Original Filing to reflect the restatement: the cover page; Part I, Item 1 – Financial Statements; Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part I, Item 4 – Controls and Procedures, which has been revised to disclose a material weakness related to the matters giving rise to the restatement. In addition, the Company’s Chief Executive Officer and Interim Chief Financial Officer have provided new certifications, dated as of the date of this Amendment, as Exhibits 31.1, 31.2, 32.1 and 32.2. Management has concluded that the previously issued financial statements included in the Original Filing should no longer be relied upon, and the Company has considered its reporting obligations under Item 4.02 of Form 8-K in connection with that conclusion.

Except as described above, this Amendment does not modify or update the disclosures in the Original Filing, and it does not reflect events occurring after the date of the Original Filing other than as required to reflect the restatement. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

BOUMARANG INC.

FORM 10-Q/A (AMENDMENT NO. 1)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

BOUMARANG INC.

Boumarang Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2026	December 31, 2025
	(Restated, Unaudited)	(Audited)
Assets
Current assets:
Cash	$118,890	$16,084
Prepaid expenses, current	1,666,668	1,666,668
Total Current assets	1,785,558	1,682,752
Acquired intangible assets	16,000,000	16,000,000
Prepaid expenses, noncurrent	165,767	999,101
Drone capitalization costs	100,000	100,000
Investment in private equities	3,000,000	2,000,000
Total assets	$21,051,325	$20,781,853
Liabilities and Stockholders’ equity (deficit)
Current liabilities:
Accounts payable, related party	595,500	453,000
Accrued expenses, related party	184,367	123,173
Loan, related party	175,000	45,000
Total Current liabilities	$954,867	$621,173
Total liabilities	$954,867	$621,173
Commitments and Contingencies (Note 8)	-	-
Stockholders’ equity (deficit):
Common stock, par value $0.0001, 100,000,000 shares authorized; 65,056,977 issued and outstanding shares as of June 30, 2026 and December 31, 2025	6,506	6,506
Additional-paid-in capital	23,148,494	23,148,494
Accumulated deficit	(3,058,542)	(2,994,320)
Total stockholders’ equity	$20,096,458	$20,160,680
Total liabilities and Stockholders’ equity	$21,051,325	$20,781,853

See accompanying notes to the unaudited consolidated financial statements.

Boumarang Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Restated, Unaudited)		(Restated, Unaudited)
Operating expenses:
General and administrative	549,864	534,342	1,064,222	1,057,451
Total operating expenses	549,864	534,342	1,064,222	1,057,451
Operating income (loss)	(549,864)	(534,342)	(1,064,222)	(1,057,451)
Other income (expense):
Unrealized gain on equity investment	1,000,000	-	1,000,000	-
Total other income (expense)	1,000,000	-	1,000,000	-
Income (loss) before provision for income taxes	450,136	(534,342)	(64,222)	(1,057,451)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	$450,136	$(534,342)	$(64,222)	$(1,057,451)
Net income (loss) per common share, basic and diluted	$0.01	$(0.01)	$(0.00)	$(0.02)
Weighted average number of common shares outstanding, basic and diluted	65,056,977	66,056,977	65,056,977	66,056,977

See accompanying notes to the unaudited consolidated financial statements.

Boumarang Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Six Months Ended June 30, 2025
Balance, December 31, 2024	66,056,977	$6,606	$23,148,394	$(2,000,000)	$(873,166)	$20,281,834
Net loss	-	-	-	-	(523,109)	(523,109)
Balance, March 31, 2025	66,056,977	$6,606	$23,148,394	$(2,000,000)	$(1,396,275)	$19,758,725
Net loss	-	-	-	-	(534,342)	(534,342)
Balance, June 30, 2025	66,056,977	$6,606	$23,148,394	$(2,000,000)	$(1,930,617)	$19,224,383
Six Months Ended June 30, 2026 (Restated, Unaudited)
Balance, December 31, 2025	65,056,977	$6,506	$23,148,494	$-	$(2,994,320)	$20,160,680
Net loss	-	-	-	-	(514,358)	(514,358)
Balance, March 31, 2026	65,056,977	$6,506	$23,148,494	$-	$(3,508,678)	$19,646,322
Net income (loss)	-	-	-	-	450,136	450,136
Balance, June 30, 2026 (Restated)	65,056,977	$6,506	$23,148,494	$-	$(3,058,542)	$20,096,458

See accompanying notes to the unaudited consolidated financial statements.

Boumarang Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	(Restated, Unaudited)
	June 30, 2026	June 30, 2025
Net income (loss)	$(64,222)	(1,057,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid expenses	833,334	833,334
Unrealized gain on equity investment	(1,000,000)	-
Change in assets and liabilities:
Accounts payable, related parties	142,500	120,000
Accrued expenses, related parties	61,194	61,134
Net cash provided by (used in) operating activities	$(27,194)	(42,983)
Investing Activities:
Net cash used in investing activities	$-	-
Financing Activities:
Related party advances	130,000	5,000
Net cash provided by (used in) financing activities	$130,000	5,000
Net increase (decrease) in cash	102,806	(37,983)
Cash at the beginning of the period	16,084	50,242
Cash at the end of the period	$118,890	12,259
Cash paid for income taxes	$-	-
Cash paid for interest	$-	-

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The cash as of June 30, 2026, and December 31, 2025, was $118,890 and $16,084.

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

The Company had not generated revenue from contracts with customers during the periods presented and therefore had no contract assets or liabilities as of June 30, 2026, or December 31, 2025.

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

As of June 30, 2026, and December 31, 2025, accounts payable to related parties were $595,500 and $453,000, respectively, consisting principally of professional, technical, and development fees owed to Spark Capital Investments LLC, Guinn Partners LLC, and other related-party service providers.

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

Concentrations of Credit Risk

Cash

The balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of June 30, 2026, and December 31, 2025.

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

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for loss per share. Basic loss per share is determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. For each of the three and six months ended June 30, 2026, and 2025, weighted average basic and diluted shares outstanding were 65,056,977 and 66,056,977, respectively.

Common stock equivalents, if any, were anti-dilutive for the six months ended June 30, 2026, and for the three and six months ended June 30, 2025, due to net losses and therefore were excluded from diluted loss per share. For the three months ended June 30, 2026, which reflected net income (as restated), the Company had no common stock equivalents outstanding; accordingly, basic and diluted net income per share are the same for that period. Net income (loss) per share for the three and six months ended June 30, 2026, has been restated as described in Note 2A.

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

Legal contingencies

The Company evaluates legal matters under ASC Topic 450, Contingencies. A liability is recorded when it is probable that a loss has been incurred and the amount can be reasonably estimated. Where a range of possible losses exists, and no amount in the range is a better estimate than another, the minimum amount in the range is recorded. The Company discloses a loss contingency if there is at least a reasonable possibility that a material loss has been incurred. As additional information becomes available, the Company reassesses the potential liability related to pending legal proceedings, revises its estimates, and updates its disclosures accordingly. Legal costs associated with defending the Company are expensed as incurred. The Company is currently not involved in any litigation.

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

NOTE 2A. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Background and Nature of the Error

The Company has restated its previously issued unaudited consolidated financial statements as of and for the three and six months ended June 30, 2026, which were included in its Quarterly Report on Form 10-Q originally filed with the SEC, to correct an error in the measurement of its investment in private equity securities. As described in Note 6, the Company holds 1,000,000 shares of common stock of Nuvora Energy, Inc. (“Nuvora”), a privately held company and a related party, which were originally recorded at cost of $2.00 per share, or $2,000,000. The investment is accounted for under the measurement alternative in ASC 321-10-35-2, under which the investment is carried at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

In May 2026, Nuvora completed a $500,000 equity financing at $3.00 per share. This transaction constituted an observable price change in an orderly transaction for the identical investment of the same issuer and, accordingly, required the Company to remeasure the carrying amount of its investment to $3.00 per share, or $3,000,000, as of the transaction date. The previously issued unaudited consolidated financial statements for the three and six months ended June 30, 2026, did not reflect this remeasurement. The Company has corrected the error in accordance with ASC 250, Accounting Changes and Error Corrections, by recording, as of May 31, 2026, an increase of $1,000,000 to Investment in private equities and a corresponding unrealized gain on equity investment of $1,000,000 in Other income (expense) in the consolidated statement of operations.

No other accounts, transactions, or periods are affected by the restatement. The unaudited consolidated financial statements as of and for the three months ended March 31, 2026, and all comparative periods for 2025 are unchanged. No income tax effect has been recorded because the Company maintains a full valuation allowance against its deferred tax assets and its estimated annual effective tax rate is 0% (see Note 11). The restatement has no effect on previously reported cash, total liabilities, operating loss, or net cash flows from operating, investing, or financing activities. In connection with the restatement, the Company also reclassified $833,334 of amortization of prepaid expenses in the consolidated statement of cash flows for the six months ended June 30, 2026 and 2025, from changes in operating assets and liabilities to non-cash adjustments to reconcile net income (loss) to net cash used in operating activities; this reclassification had no effect on net cash used in operating activities.

Effect of the Restatement

The following tables present the effect of the restatement on each affected line item of the Company’s previously issued unaudited consolidated financial statements. Line items not presented were not affected.

Consolidated Balance Sheet as of June 30, 2026

	As Previously Reported	Adjustment	As Restated
Investment in private equities	$2,000,000	$1,000,000	$3,000,000
Total assets	20,051,325	1,000,000	21,051,325
Total liabilities	954,867	—	954,867
Accumulated deficit	(4,058,542)	1,000,000	(3,058,542)
Total stockholders’ equity	19,096,458	1,000,000	20,096,458
Total liabilities and stockholders’ equity	$20,051,325	$1,000,000	$21,051,325

Consolidated Statement of Operations for the Three Months Ended June 30, 2026

	As Previously Reported	Adjustment	As Restated
Operating loss	$(549,864)	$—	$(549,864)
Unrealized gain on equity investment	—	1,000,000	1,000,000
Total other income (expense)	—	1,000,000	1,000,000
Income (loss) before provision for income taxes	(549,864)	1,000,000	450,136
Net income (loss)	$(549,864)	$1,000,000	$450,136
Net income (loss) per common share, basic and diluted	$(0.0085)	$0.0154	$0.0069
Weighted average shares outstanding, basic and diluted	65,056,977	—	65,056,977

Consolidated Statement of Operations for the Six Months Ended June 30, 2026

	As Previously Reported	Adjustment	As Restated
Operating loss	$(1,064,222)	$—	$(1,064,222)
Unrealized gain on equity investment	—	1,000,000	1,000,000
Total other income (expense)	—	1,000,000	1,000,000
Loss before provision for income taxes	(1,064,222)	1,000,000	(64,222)
Net loss	$(1,064,222)	$1,000,000	$(64,222)
Net loss per common share, basic and diluted	$(0.0164)	$0.0154	$(0.0010)
Weighted average shares outstanding, basic and diluted	65,056,977	—	65,056,977

Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2026

	As Previously Reported	Adjustment	As Restated
Net income (loss) for the three months ended June 30, 2026	$(549,864)	$1,000,000	$450,136
Accumulated deficit, June 30, 2026	(4,058,542)	1,000,000	(3,058,542)
Total stockholders’ equity, June 30, 2026	$19,096,458	$1,000,000	$20,096,458

Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2026

	As Previously Reported	Adjustment	As Restated
Net loss	$(1,064,222)	$1,000,000	$(64,222)
Amortization of prepaid expenses (reclassified)	833,334	—	833,334
Unrealized gain on equity investment	—	(1,000,000)	(1,000,000)
Net cash used in operating activities	$(27,194)	$—	$(27,194)

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

The accompanying unaudited consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company is a development-stage entity that has incurred recurring losses from operations and negative cash flows from operations and has not yet generated any revenue from contracts with customers. The Company’s key financial-condition indicators are summarized below:

•	Cash at June 30, 2026 and December 31, 2025: $118,890 and $16,084.

•	Working capital surplus at June 30, 2026: $830,691, reflecting a decrease of $230,888 from the working capital surplus of $1,061,579 at December 31, 2025. The decrease principally reflects an aggregate increase of $333,694 in current liabilities (accounts payable, accrued expenses and related-party loan), partially offset by a $102,806 increase in cash during the six-month period. Substantially all working capital at June 30, 2026, consisted of prepaid licensing assets rather than cash.

•	Net income (loss) for the three months ended June 30, 2026 and 2025: $450,136 (as restated) and $(534,342); and net loss for the six months ended June 30, 2026 and 2025: $64,222 (as restated) and $1,057,451. Net income for the three months ended June 30, 2026, and the reduction in the six-month net loss, resulted entirely from a $1,000,000 non-cash unrealized gain on the remeasurement of the Company’s investment in Nuvora Energy, Inc. (see Notes 2A and 6), which does not improve the Company’s liquidity; the operating loss for the three and six months ended June 30, 2026, was $549,864 and $1,064,222, respectively.

•	Accumulated deficit at June 30, 2026 (as restated) and December 31, 2025: $3,058,542 and $2,994,320.

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

The Company has elected to apply the measurement alternative under ASC 321-10-35-2(c) for equity securities without a readily determinable fair value. At each reporting date, the Company performs a qualitative impairment assessment in accordance with ASC 321-10-35-3, considering, among other factors, deterioration in earnings performance, asset quality, business prospects, regulatory environment, market conditions, and Nuvora’s ability to continue as a going concern. As of June 30, 2026, no impairment indicators were identified, and no impairment or downward adjustment has been recognized since the investment was acquired. In May 2026, Nuvora completed a $500,000 equity financing in which it issued common stock to investors at $3.00 per share. The Company concluded that this transaction was an orderly transaction for the identical security of the same issuer and therefore constituted an observable price change under ASC 321-10-35-2. Accordingly, the Company remeasured the carrying amount of its investment to $3.00 per share, or $3,000,000, as of May 31, 2026, and recognized an unrealized gain on equity investment of $1,000,000 in Other income (expense) in the consolidated statements of operations for the three and six months ended June 30, 2026. The previously issued financial statements for these periods did not reflect this remeasurement, and have been restated as described in Note 2A.

The carrying amount of the investment in Nuvora was $3,000,000 at June 30, 2026 (as restated) (December 31, 2025: $2,000,000). The following table summarizes the carrying amount of the investment and the cumulative adjustments recognized since acquisition:

Initial cost (1,000,000 shares at $2.00 per share) — $2,000,000

Cumulative upward adjustments for observable price changes — 1,000,000

Cumulative impairments and downward adjustments — —

Carrying amount at June 30, 2026 (as restated) — $3,000,000

The investment is not measured at fair value on a recurring basis. The remeasurement recognized during the three months ended June 30, 2026, was based on the observable transaction price of $3.00 per share in Nuvora’s May 2026 equity financing, which the Company considers a Level 2 input for the identical security under ASC 820; absent such an observable transaction, inputs used to measure the investment would be classified within Level 3 of the fair value hierarchy, principally because Nuvora is a privately held company without publicly traded equity securities or other readily observable inputs. The initial carrying amount of $2.00 per share was supported by an independent IRC Section 409A valuation report dated January 19, 2026, prepared by Pratibha Chaurasia, CPA, CA, PhD (AICPA License No. CA-0014706), which supported a fair market value of $2.00 per share for Nuvora common stock as of December 31, 2025. Because Nuvora is a related party of the Company, the remeasurement is also described in Note 7.

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

Investment in Nuvora Energy, Inc.

No further transactions occurred between the Company and Nuvora Energy, Inc. during the six months ended June 30, 2026. In May 2026, Nuvora completed a $500,000 equity financing with third-party investors at $3.00 per share; the Company did not participate in that financing. Because Nuvora is a related party by virtue of common management, the Company notes that the observable price change arising from that transaction resulted in a $1,000,000 upward remeasurement of the Company’s investment in Nuvora and a corresponding non-cash unrealized gain recognized during the three months ended June 30, 2026, as restated. See Note 2A – Restatement of Previously Issued Financial Statements and Note 6 – Investment in Private Equity Securities.

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

The Company’s cumulative book losses before income taxes were approximately $3,058,542 at June 30, 2026 (as restated) (December 31, 2025: $2,994,320), comprising the prior $2,994,320 of losses incurred from inception through December 31, 2025, and an additional $64,222 of losses incurred during the six months ended June 30, 2026, as restated. The $1,000,000 unrealized gain on the remeasurement of the Company’s investment in Nuvora Energy, Inc. (see Notes 2A and 6) is not currently taxable and gives rise to a deferred tax liability that is fully offset within the Company’s net deferred tax position; it had no effect on the provision for income taxes or the valuation allowance conclusion. The Company expects to have net operating loss (“NOL”) carryforwards available for U.S. federal income tax purposes, subject to completion of its income tax returns and book-tax adjustments. NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely under the Tax Cuts and Jobs Act but, in any single tax year, are limited to offset 80% of taxable income generated in such year. The Company has not yet completed a formal Section 382 study; any limitation arising from a future ownership change would not affect the Company’s unaudited consolidated financial statements at June 30, 2026, because the Company has fully reserved against its deferred tax assets through the valuation allowance.

The Company has reviewed its income tax positions and has concluded that there are no material uncertain tax positions requiring recognition or disclosure as of June 30, 2026 or December 31, 2025.

The Company has not yet filed any U.S. federal or state income tax returns; accordingly, all tax periods from inception (July 26, 2024) forward remain open and subject to examination.

NOTE 12. SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from June 30, 2026, through 2026, the date these unaudited consolidated financial statements were originally available to be issued. Other than the continuing matters described below, no subsequent events have been identified that would require recognition or disclosure in these unaudited consolidated financial statements. In connection with the restatement described in Note 2A, the Company has also evaluated subsequent events through November 4, 2026, the date these restated unaudited consolidated financial statements were available to be issued, solely for the purpose of the restatement and the related disclosures; no additional events requiring recognition or disclosure were identified.

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

Continuing Patent Prosecution

The Company’s patent counsel, Amsel IP Law (Mr. Jason Amsel; matter reference BLMR-001P), is continuing to advise the Company regarding prosecution and protection of the WaveDrone patent rights described in Note 8. No event has occurred between June 30, 2026, and November 6, 2026, that, in management’s view, indicates impairment of the related WaveDrone intangible asset.

Registered Offering

The Company’s Registration Statement on Form S-1 (File No. 333-292164) was declared effective by the SEC on June 29, 2026, prior to the balance sheet date; see Note 3. The registered offering of 125,000 shares of common stock at $2.00 per share is being conducted on a self-underwritten, best-efforts basis. As of November 6, 2026, the Company had not sold any shares or received any proceeds under the registered offering.

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

Other Income. Other income for the three months ended June 30, 2026, was $1,000,000, consisting entirely of a non-cash unrealized gain on the remeasurement of our investment in Nuvora Energy, Inc. In May 2026, Nuvora completed a $500,000 equity financing at $3.00 per share, an observable price change that required us to remeasure the carrying amount of our 1,000,000 Nuvora shares from $2.00 to $3.00 per share under the ASC 321 measurement alternative. As described in Note 2A, our previously issued financial statements for the quarter did not reflect this remeasurement and have been restated. There was no other income or expense for the three months ended June 30, 2025.

Net Income (Loss). Net income for the three months ended June 30, 2026, as restated, was $450,136, or $0.01 per share (basic and diluted), based on 65,056,977 weighted average shares outstanding, compared to a net loss of $534,342, or $(0.01) per share (basic and diluted), based on 66,056,977 weighted average shares outstanding, for the three months ended June 30, 2025. The change from a net loss to net income was entirely attributable to the $1,000,000 non-cash unrealized gain described above; excluding that gain, our operating loss for the quarter was $549,864, compared to $534,342 in the prior-year period.

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

Other Income. Other income for the six months ended June 30, 2026, was $1,000,000, consisting entirely of the non-cash unrealized gain on the remeasurement of our investment in Nuvora Energy, Inc. described above and in Notes 2A and 6. There was no other income or expense for the six months ended June 30, 2025.

Net Loss. Net loss for the six months ended June 30, 2026, as restated, was $64,222, or $(0.00) per share (basic and diluted), based on 65,056,977 weighted average shares outstanding. This compares to a net loss of $1,057,451, or $(0.02) per share (basic and diluted), based on 66,056,977 weighted average shares outstanding, for the six months ended June 30, 2025. The $993,229 decrease in net loss was entirely attributable to the $1,000,000 non-cash unrealized gain, partially offset by the $6,771 increase in operating expenses; our operating loss for the six-month period was $1,064,222, compared to $1,057,451 in the prior-year period.

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

Total assets increased from $20,781,853 at December 31, 2025, to $21,051,325 at June 30, 2026, as restated, an increase of $269,472. The increase reflects the $1,000,000 non-cash upward remeasurement of our investment in private equity securities (from $2,000,000 to $3,000,000) described in Notes 2A and 6 and a $102,806 increase in cash, partially offset by $833,334 of amortization of the prepaid T Stamp Inc. license during the six-month period. Acquired intangible assets of $16,000,000 and drone capitalization costs of $100,000 were unchanged.

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

Cash Flows

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Operating Activities. Net cash used in operating activities was $27,194 for the six months ended June 30, 2026, compared to $42,983 for the six months ended June 30, 2025. In the 2026 period, the net loss of $64,222, as restated, was adjusted for the $1,000,000 non-cash unrealized gain on our Nuvora investment, which had no effect on cash, and was offset by non-cash amortization of prepaid licensing of $833,334 and by increases in related-party accounts payable and accrued expenses; in the 2025 period, the net loss was substantially offset by the same amortization and related-party accrual items. The restatement described in Note 2A had no effect on net cash used in operating activities in either period. Amortization of prepaid expenses of $833,334 in each period is now presented as a non-cash adjustment to reconcile net loss to net cash used in operating activities rather than within changes in operating assets and liabilities; this reclassification had no effect on net cash used in operating activities. The period-over-period improvement of $15,789 principally reflects a larger increase in related-party accounts payable in the 2026 period.

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

Going Concern

Our unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. As of June 30, 2026, we had cash of $118,890, an accumulated deficit of $3,058,542 (as restated), and had not generated revenue from contracts with customers. The net income reported for the three months ended June 30, 2026, as restated, resulted entirely from a non-cash unrealized gain on our Nuvora investment and did not improve our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date these unaudited consolidated financial statements are issued. See Note 3 to the accompanying unaudited consolidated financial statements.

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

Investment in Private Equity Securities. Our investment in private equity securities consists of 1,000,000 common shares of Nuvora Energy, Inc. carried at $3,000,000 as of June 30, 2026, as restated ($2,000,000 at December 31, 2025). We apply the measurement alternative under ASC 321-10-35-2(c) for equity securities without a readily determinable fair value, under which the investment is carried at cost, less impairment, adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer, and we perform a qualitative impairment assessment at each reporting date. Identifying and evaluating observable transactions in Nuvora’s equity securities requires judgment, including whether a transaction is orderly and whether the security is identical or similar to the shares we hold. In May 2026, Nuvora completed a $500,000 equity financing at $3.00 per share, which we concluded was an observable price change requiring an upward remeasurement of $1,000,000; our previously issued financial statements for the quarter did not reflect that remeasurement and have been restated (see Note 2A). No impairment indicators were identified as of June 30, 2026.

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

Management identified the following material weaknesses as of June 30, 2026: inadequate segregation of duties within accounting processes as a result of limited personnel resources; the absence of a formally documented set of internal control policies and procedures; and the absence of an effective control to identify and evaluate observable price changes in orderly transactions in the equity securities of issuers in which the Company holds investments accounted for under the ASC 321 measurement alternative. This last material weakness resulted in the Company’s failure to remeasure its investment in Nuvora Energy, Inc. for Nuvora’s May 2026 equity financing at $3.00 per share in the Company’s previously issued unaudited consolidated financial statements for the three and six months ended June 30, 2026, and in the restatement of those financial statements described in Note 2A to the accompanying unaudited consolidated financial statements. In reconsidering their prior conclusion in light of the restatement, the Certifying Officers have concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2026. These material weaknesses are compounded by limitations in the Company’s control environment, including the absence of an audit committee, a compensation committee, and a nominating and corporate governance committee, and the resulting absence of independent board-level oversight of the financial reporting process. The Company’s common stock is not listed on a national securities exchange or quoted on an automated inter-dealer quotation system, and the Company is therefore not currently subject to the audit committee requirements of Rule 10A-3 under the Exchange Act or of any exchange or association listing standard. Management intends to implement remediation steps, including engaging additional accounting resources, formalizing written policies and procedures, and establishing standing audit, compensation, and nominating and corporate governance committees in connection with a planned listing, as financial resources permit. With respect to the material weakness relating to the measurement of equity investments, management has implemented a quarterly procedure under which the Interim Chief Financial Officer obtains written confirmation from each investee of any equity issuances, transfers, or other transactions in the investee’s securities during the period and documents the evaluation of whether any such transaction constitutes an observable price change under ASC 321, with the resulting conclusion reviewed by the Chief Executive Officer before the financial statements are issued.

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

BOUMARANG INC.

Date: November 6, 2026	/s/ Craig Nehrkorn
Craig Nehrkorn, Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2026	/s/ Himanshu Sharma
Himanshu Sharma, Interim CFO (Principal Financial and Accounting Officer)

