Form 10-Q
period 2026-09-30
Boumarang Inc.
filed 2026-11-06
CIK 2034161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

BOUMARANG INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

BOUMARANG INC.

Boumarang Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$6,119	$16,084
Accounts receivable, related party	100,000	-
Prepaid expenses, current	1,415,768	1,666,668
Total Current assets	1,521,887	1,682,752
Acquired intangible assets	16,000,000	16,000,000
Prepaid expenses, noncurrent	-	999,101
Drone capitalization costs	100,000	100,000
Property and equipment – construction in progress	150,000	-
Investment in private equities	3,000,000	2,000,000
Total assets	$20,771,887	$20,781,853
Liabilities and Stockholders’ equity (deficit)
Current liabilities:
Accounts payable, related party	713,000	453,000
Accrued expenses, related party	215,090	123,173
Loan, related party	227,500	45,000
Total Current liabilities	$1,155,590	$621,173
Total liabilities	$1,155,590	$621,173
Commitments and Contingencies (Note 8)	-	-
Stockholders’ equity:
Common stock, par value $0.0001, 100,000,000 shares authorized; 65,056,977 issued and outstanding shares as of September 30, 2026 and December 31, 2025	6,506	6,506
Additional-paid-in capital	23,148,494	23,148,494
Accumulated deficit	(3,538,703)	(2,994,320)
Total stockholders’ equity	$19,616,297	$20,160,680
Total liabilities and Stockholders’ equity	$20,771,887	$20,781,853

See accompanying notes to the unaudited consolidated financial statements.

Boumarang Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue:
Revenue – related party	200,000	-	200,000	-
Cost of revenue – related party	160,000	-	160,000	-
Gross profit	40,000	-	40,000	-
Operating expenses:
General and administrative	520,261	507,960	1,584,483	1,565,410
Total operating expenses	520,261	507,960	1,584,483	1,565,410
Operating loss	(480,261)	(507,960)	(1,544,483)	(1,565,410)
Other income (expense):
Unrealized gain on investment	-	-	1,000,000	-
Total other income	-	-	1,000,000	-
Loss before provision for income taxes	(480,261)	(507,960)	(544,483)	(1,565,410)
Provision (benefit) for income taxes	-	-	-	-
Net loss	$(480,261)	$(507,960)	$(544,483)	$(1,565,410)
Loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of common shares outstanding, basic and diluted	65,056,977	66,056,977	65,056,977	66,056,977

See accompanying notes to the unaudited consolidated financial statements.

Boumarang Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity
Nine Months Ended September 30, 2025
Balance, December 31, 2024	66,056,977	$6,606	$23,148,394	$(2,000,000)	$(873,166)	$20,281,834
Net loss	-	-	-	-	(523,109)	(523,109)
Balance, March 31, 2025	66,056,977	$6,606	$23,148,394	$(2,000,000)	$(1,396,275)	$19,758,725
Net loss	-	-	-	-	(534,341)	(534,341)
Balance, June 30, 2025	66,056,977	$6,606	$23,148,394	$(2,000,000)	$(1,930,616)	$19,224,384
Net loss	-	-	-	-	(507,960)	(507,960)
Balance, September 30, 2025	66,056,977	$6,606	$23,148,394	$(2,000,000)	$(2,438,576)	$18,716,424
Nine Months Ended September 30, 2026
Balance, December 31, 2025	65,056,977	$6,506	$23,148,494	$-	$(2,994,320)	$20,160,680
Net loss	-	-	-	-	(514,358)	(514,358)
Balance, March 31, 2026	65,056,977	$6,506	$23,148,494	$-	$(3,508,678)	$19,646,322
Net income as restated, see Note 2	-	-	-	-	450,136	450,136
Balance, June 30, 2026 (as restated)	65,056,977	$6,506	$23,148,494	$-	$(3,058,542)	$20,096,458
Correction of prior-period error – cash received for founder shares (Note 9)	-	-	-	-	100	100
Net loss	-	-	-	-	(480,261)	(480,261)
Balance, September 30, 2026	65,056,977	$6,506	$23,148,494	$-	$(3,538,703)	$19,616,297

See accompanying notes to the unaudited consolidated financial statements.

Boumarang Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Net loss	$(544,483)	(1,565,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on investment	(1,000,000)	-
Amortization of prepaid license fee	1,250,001	1,250,001
Change in assets and liabilities:
Accounts receivable, related party	(100,000)	-
Accounts payable, related parties	260,000	180,000
Accrued expenses, related parties	91,917	91,731
Net cash used in operating activities	$(42,565)	(43,678)
Investing Activities:
Purchases of property and equipment - CIP	(150,000)	-
Net cash used in investing activities	$(150,000)	-
Financing Activities:
Proceeds from related party advances	203,510	45,000
Repayment of related party advances	(21,010)	-
Cash received for founder shares (Note 9)	100	-
Net cash provided by financing activities	$182,600	45,000
Net (decrease) increase in cash	(9,965)	1,322
Cash at the beginning of the period	16,084	50,242
Cash at the end of the period	$6,119	51,564
Cash paid for income taxes	$-	-
Cash paid for interest	$-	-

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

To date, the Company has focused on research and development, technology acquisition, prototype development, and capital formation. During the three months ended September 30, 2026, the Company recognized its first revenue from contracts with customers, $200,000, under its services agreement with Eva Defense Inc. and Eva Live Inc., which are related parties of the Company. See Notes 2, 7 and 8.

The Company’s lead product line under development is WaveDrone, a family of uncrewed surface vessels based on a common platform architecture. The Company currently plans five WaveDrone configurations—Sensus, Skerry, Sentinel, WaveDrone XL and a Custom Platform—each intended to connect to MoonTower Analytics, the Company’s fleet-management and mission-control software. The Company is also developing the W150 and W150 VTOL uncrewed aerial vehicles. During the three months ended September 30, 2026, the Company advanced development of the second version of its WaveDrone functional prototype, which is undergoing water trials; development activities are performed by the Company and by Ascendant AI LLC, a related party, under a General Services Agreement dated June 22, 2026 (see Notes 7 and 8). As of September 30, 2026, none of the Company’s WaveDrone or W150 products had been commercially released, and the Company had not generated revenue from sales of these products.

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

The aggregate consideration for these four acquisitions was $16.0 million, all of which was satisfied through the issuance of shares of the Company’s common stock. These assets are reflected as acquired intangible assets on the consolidated balance sheets as of September 30, 2026, and December 31, 2025.

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

The acquired technology assets are in development and have not yet been placed into service. Accordingly, management has not commenced amortization as of September 30, 2026. Management will reassess the useful lives of the acquired technology assets as technical feasibility, patent status, commercial readiness, and expected legal or economic lives become determinable. Finite-lived intangible assets will be amortized over their estimated useful lives when available for their intended use; assets that are determined to have indefinite useful lives will be tested for impairment at least annually or more frequently if indicators arise.

Management periodically evaluates whether events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable in accordance with ASC Topic 360, Property, Plant, and Equipment, and ASC Topic 350, Intangibles—Goodwill and Other.

Board of Directors

As of September 30, 2026, the Company’s Board of Directors consists of three directors: Mr. Craig Nehrkorn (Chief Executive Officer and Director), Ms. Candida Beaumont (Non-Executive Director), and Mr. Imran Firoz (Director, former Interim Chief Financial Officer and former President and Chief Executive Officer).

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

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash, bank deposits, and other short-term, highly liquid investments with three months or less of original maturities. The Company maintains its cash balances at a single financial institution. The cash as of September 30, 2026, and December 31, 2025, was $6,119 and $16,084, respectively.

Prepaid expenses

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

Services revenue. The Company’s revenue for the three and nine months ended September 30, 2026, was derived entirely from its Service Agreement with Eva Defense Inc. and Eva Live Inc. (together, “Eva”), executed August 5, 2026, under which the Company provides services for the EVA Defense Resilient Communications Drone Program (see Notes 7 and 8). The Company has concluded that the agreement contains a single performance obligation consisting of a series of distinct monthly service periods that are substantially the same and have the same pattern of transfer to the customer (ASC 606-10-25-14(b)). The performance obligation is satisfied over time because Eva simultaneously receives and consumes the benefits of the services as the Company performs (ASC 606-10-25-27(a)). The transaction price is the fixed fee of $1,200,000, payable in twelve monthly installments of $100,000, and the Company recognizes revenue ratably using a time-elapsed output measure of progress. Late-payment charges of 3% per month are variable consideration that the Company has fully constrained; they will be recognized only when it is probable that a significant reversal of revenue will not occur. Reimbursable expenses, which are billed at cost plus 15%, are recognized as revenue when the related expenses are incurred; no reimbursable expenses were incurred during the periods presented.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principal versus agent. The Company performs the services through a subcontract with Ascendant AI LLC, a related party (see Note 7). The Company has concluded that it is the principal in the arrangement because it is primarily responsible to Eva for fulfillment of the services, it directs and controls the subcontracted services before they are transferred to Eva, and it establishes the price charged to Eva independently of the subcontract cost (ASC 606-10-55-36 through 55-40). Accordingly, revenue is presented on a gross basis, and fees under the subcontract are presented as cost of revenue – related party. Cost of revenue is recognized as the subcontracted services are performed. The subcontract’s pay-when-paid terms affect when the Company pays Ascendant AI LLC, not when the cost is recognized.

Contract assets and contract liabilities. Each monthly installment is billed and due on or before the first day of the related month. Amounts billed and due for service periods already performed are presented as accounts receivable, related party; installments that have not yet been billed are not recognized as receivables. The Company had no contract assets or contract liabilities as of September 30, 2026, or December 31, 2025. At September 30, 2026, the transaction price allocated to the remaining performance obligation was $1,000,000, all of which the Company expects to recognize as revenue over the remaining ten months of the agreement, through July 31, 2027.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consist of amounts billed to customers and are recorded at the invoiced amount, net of an allowance for expected credit losses determined under ASC Topic 326, Financial Instruments—Credit Losses. In estimating the allowance, management considers the age of the receivable, the customer’s payment history and financial condition, and the joint and several liability of Eva Defense Inc. and Eva Live Inc. for amounts due under the agreement. Accounts receivable, related party, of $100,000 at September 30, 2026, represent the unpaid September 2026 installment under the Eva agreement, which was collected in full in October 2026. Management determined that no allowance for credit losses was required at September 30, 2026.

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

As of September 30, 2026, and December 31, 2025, accounts payable, related parties, were $713,000 and $453,000, respectively, and at September 30, 2026, consisted of $530,000 of consulting fees owed to Spark Capital Investments LLC, the $103,000 Phase 1 balance owed to Guinn Partners LLC, and $80,000 of EVA program subcontract fees owed to Ascendant AI LLC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recognition: Accrued expenses are recorded when the expense is incurred, even if an invoice has not been received.

Measurement: These liabilities are estimated based on contracts, agreements, or historical costs, and adjustments are made when actual amounts are determined.

Classification: Accrued expenses are classified as current liabilities on the balance sheet.

Accrued expenses, related parties, as of September 30, 2026, and December 31, 2025, were $215,090 and $123,173, respectively. At September 30, 2026, accrued expenses consisted of $210,000 of accrued CEO services fees payable to Mr. Craig Nehrkorn, which accrue at $10,000 per month beginning January 2025, and $5,090 of accrued office rent.

Concentrations of Credit Risk

Cash

The cash balances do not exceed Federal Deposit Insurance Corporation (FDIC) limits as of September 30, 2026, and December 31, 2025.

Customers and accounts receivable. For the three and nine months ended September 30, 2026, one customer group, Eva Defense Inc. and its parent, Eva Live Inc., which are related parties of the Company (see Note 7), accounted for 100% of the Company’s revenue and, at September 30, 2026, 100% of its accounts receivable. Eva Defense Inc. and Eva Live Inc. are jointly and severally liable for amounts due under the agreement. The loss of this customer, or its failure to pay amounts when due, would have a material adverse effect on the Company’s results of operations and liquidity.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment following FASB ASC 360, Property, Plant, and Equipment. We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment charge is recognized when the asset’s carrying value exceeds the fair value. There are no impairment charges from Inception to December 31, 2025.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of September 30, 2026, and December 31, 2025, the Company had capitalized development costs of $100,000, relating to WaveDrone development work performed in 2024 under the Guinn Partners LLC Phase 1 engagement, and had not commenced amortization because the assets were not yet available for general release. Our capitalized costs are mainly for developing hydrogen-powered air and water drones. These costs include expenses incurred during the development stage that meet the criteria for capitalization under ASC 985-20 (Software to be Sold, Leased, or Marketed). Payments to Ascendant AI LLC during the three months ended September 30, 2026, for production tooling and test equipment are recorded as property and equipment, as described below.

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

Property and Equipment

Property and equipment is stated at cost. Assets that are not yet complete and ready for their intended use are presented as construction in progress and are not depreciated. Depreciation is computed on a straight-line basis over the estimated useful life of each asset, beginning when the asset is complete and ready for its intended use. Repairs and maintenance are expensed as incurred. Property and equipment is reviewed for impairment in accordance with ASC Topic 360 whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

As of September 30, 2026, property and equipment consisted of construction in progress of $150,000 (December 31, 2025: $nil), representing a final production hull mold, production jigs and fixtures, assembly tooling and permanent test equipment for the redesigned WaveDrone, acquired from Ascendant AI LLC, a related party, under the General Services Agreement dated June 22, 2026 (see Notes 7 and 8). None of these assets was ready for its intended use at September 30, 2026, and no depreciation has been recognized. At September 30, 2026, the redesigned WaveDrone remained in the prototype and testing stage, and the second version of its functional prototype was undergoing water trials.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During the period from inception (July 26, 2024) to December 31, 2024, in addition to the capitalized costs, the Company incurred $50,000 in research and development expenses. These R&D costs primarily related to:

•	Initial feasibility studies and conceptual designs.
•	Experimental testing and prototype development.

The expensed R&D costs were reflected in the Company’s statement of operations under general and administrative expenses for that period. The Company incurred no research and development expense during the three and nine months ended September 30, 2026, and 2025.

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

Long-lived assets, including finite-lived intangibles and capitalized development costs and property and equipment, are reviewed for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment. If events or changes in circumstances indicate that the carrying amount may not be recoverable, the Company assesses recoverability and measures any impairment loss as the excess of carrying amount over fair value.

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

As of September 30, 2026, no impairment charges were recognized for long-lived assets.

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

Assets measured at fair value on a nonrecurring basis. The Company remeasured its investment in Nuvora Energy, Inc. to its fair value of $3,000,000 ($3.00 per share) on the basis of observable transaction prices in May and June 2026, a Level 2 input, as described in Note 6, and recognized the remeasurement in the three months ended June 30, 2026, as restated (see Note 2, “Restatement of Previously Issued Financial Statements”). The Company had no assets or liabilities measured at fair value on a recurring basis as of September 30, 2026, or December 31, 2025.

Basic and Diluted Loss per Share

The Company follows ASC 260, Earnings Per Share, to account for loss per share. Basic loss per share is determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. For each of the three and nine months ended September 30, 2026, and 2025, weighted average basic and diluted shares outstanding were 65,056,977 and 66,056,977, respectively.

Common stock equivalents, if any, were anti-dilutive for the three and nine months ended September 30, 2026, and 2025 due to net losses and therefore were excluded from diluted loss per share.

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

Restatement of Previously Issued Financial Statements

The Company has restated its previously issued unaudited consolidated financial statements as of and for the three and six months ended June 30, 2026, by filing Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for that period, to correct an error in the measurement of its investment in Nuvora Energy, Inc. (“Nuvora”) described in Note 6. In May 2026, Nuvora completed a $500,000 equity financing with unrelated investors at $3.00 per share, which constituted an observable price change in an orderly transaction for the identical security under ASC 321-10-35-2 and required the Company to remeasure the carrying amount of its 1,000,000 Nuvora shares from $2.00 per share ($2,000,000) to $3.00 per share ($3,000,000). The previously issued unaudited consolidated financial statements for the three and six months ended June 30, 2026, did not reflect this remeasurement. In accordance with ASC 250, Accounting Changes and Error Corrections, the Company corrected the error by recording, as of May 31, 2026, a $1,000,000 increase to Investment in private equities and a corresponding $1,000,000 non-cash unrealized gain on investment in Other income (expense). As restated, the Company reported net income of $450,136 for the three months ended June 30, 2026 (as previously reported: net loss of $549,864), a net loss of $64,222 for the six months ended June 30, 2026 (as previously reported: $1,064,222), and, at June 30, 2026, an investment in private equity securities of $3,000,000 (as previously reported: $2,000,000), an accumulated deficit of $3,058,542 (as previously reported: $4,058,542), and total stockholders’ equity of $20,096,458 (as previously reported: $19,096,458). The restatement had no effect on previously reported cash, total liabilities, operating loss, or net cash flows from operating, investing, or financing activities, and did not affect the three months ended March 31, 2026, or any 2025 period. No income tax effect was recorded because the Company maintains a full valuation allowance against its deferred tax assets. The accompanying unaudited consolidated statement of stockholders’ equity for the nine months ended September 30, 2026, presents the restated results for the three months ended June 30, 2026, and the $1,000,000 unrealized gain is included in the results of operations for the nine months ended September 30, 2026. No portion of the gain is included in the results of operations for the three months ended September 30, 2026. In connection with the restatement, the Company also reclassified amortization of the prepaid license fee in the consolidated statements of cash flows from changes in operating assets and liabilities to non-cash adjustments to reconcile net loss to net cash used in operating activities for all periods presented; this reclassification had no effect on net cash used in operating activities.

The following table presents the effect of the restatement on the previously reported amounts included in the accompanying consolidated statement of stockholders’ equity. The complete effect of the restatement on each affected line item of the June 30, 2026, consolidated balance sheets, statements of operations, and statement of cash flows is presented in the Form 10-Q/A.

	As Previously Reported	Adjustment	As Restated
Consolidated statements of operation
Net income (loss) for the three months ended June 30, 2026	$(549,864)	$1,000,000	$450,136
Net income (loss) per common share, basic and diluted	$(0.01)	$0.02	$0.01
Net income (loss) for the six months ended June 30, 2026	$(1,064,222)	$1,000,000	$(64,222)
Net income (loss) per common share, basic and diluted	$(0.02)	$0.02	$(0.00)
Consolidated balance sheets
Investment in private equities	$2,000,000	$1,000,000	$3,000,000
Total assets	$20,051,325	$1,000,000	$21,051,325
Accumulated deficit, June 30, 2026	$(4,058,542)	$1,000,000	$(3,058,542)
Total stockholders’ equity, June 30, 2026	$19,096,458	$1,000,000	$20,096,458
Consolidated statements of cash flow
Net loss	$(1,064,222)	$1,000,000	$(64,222)
Unrealized gain on equity investment	$-	$1,000,000	$(1,000,000)
Net cash used in operating activities	$(27,194)	$-	$(27,194)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Legal costs are expensed as incurred. As of September 30, 2026, the Company was not involved in any material legal proceedings and had not recorded any loss contingencies.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure in the notes to the financial statements of specified natural expense categories, including purchases of inventory, employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption presented on the face of the income statement, together with a qualitative description of the amounts not separately disaggregated and the total amount and definition of selling expenses. In January 2025, the FASB issued ASU 2025-01, which clarifies that ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments may be applied prospectively or retrospectively. The Company expects to adopt ASU 2024-03 in its annual financial statements for the year ending December 31, 2027, and is evaluating its effect on the Company’s disclosures; the adoption will not affect the Company’s financial position, results of operations or cash flows.

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

NOTE 3. MANAGEMENT’S PLANS

Substantial doubt about the ability to continue as a going concern

The Company has incurred recurring operating losses and negative cash flows from operations, and its revenue to date has been derived from a single related-party customer contract that expires on July 31, 2027. As of September 30, 2026, the Company’s cash resources totaled $6,119, and it had a working capital surplus of $366,297; however, working capital at that date included $1,415,768 of prepaid licensing assets rather than cash, and excluding those assets the Company had a working capital deficit of $1,049,471. These conditions, considered together, continue to raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued unless additional financial resources are secured, expenditures are reduced, or operating cash flow is generated.

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

The accompanying unaudited consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company is a development-stage entity that has incurred recurring losses from operations and negative cash flows from operations and generated its first revenue from contracts with customers, all from a single related-party customer, during the three months ended September 30, 2026. The Company’s key financial-condition indicators are summarized below:

•	Cash at September 30, 2026, and December 31, 2025: $6,119 and $16,084.

•

Working capital surplus at September 30, 2026: $366,297, reflecting a decrease of $695,282 from the working capital surplus of $1,061,579 at December 31, 2025. The decrease reflects an aggregate increase of $534,417 in current liabilities (accounts payable, accrued expenses and related-party loan) and a $160,865 decrease in current assets. Working capital at September 30, 2026, included $1,415,768 of prepaid licensing assets; excluding those assets, the Company had a working capital deficit of $1,049,471.

•

Net loss for the three months ended September 30, 2026, and 2025: net loss of $480,261 and $507,960; and net loss for the nine months ended September 30, 2026, and 2025: $544,483 and $1,565,410. The 2026 results include a $1,000,000 non-cash unrealized gain on investment, recognized in the three months ended June 30, 2026 (as restated), which does not provide cash to fund operations.

•	Accumulated deficit at September 30, 2026, and December 31, 2025: $3,538,703 and $2,994,320.

•

Revenue for the three and nine months ended September 30, 2026: $200,000, all from a single related-party customer group, with gross profit of $40,000; accounts receivable, related party, at September 30, 2026: $100,000.

Considered together, these conditions continue to raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited consolidated financial statements are issued. The substantial doubt previously disclosed in Note 3 of the audited consolidated financial statements for the year ended December 31, 2025, has not been alleviated because the Company’s revenue is derived from a single related-party customer contract whose gross profit is not sufficient to fund the Company’s general and administrative expenses, the Company has limited cash resources, and it remains dependent on additional financing and related-party support.

Management’s plans to mitigate substantial doubt

Management is continuing to execute the plans previously described in Note 3 to the audited consolidated financial statements for the year ended December 31, 2025, including:

•

Pursuit of proceeds under the Company’s registered offering of 125,000 shares of common stock at $2.00 per share, for gross proceeds of up to $250,000, pursuant to its Registration Statement on Form S-1 (File No. 333-292164), which was declared effective by the SEC on June 29, 2026. The offering is being conducted on a self-underwritten, best-efforts basis. As of September 30, 2026, no shares had been sold, and no proceeds had been received under the registered offering.

NOTE 3. MANAGEMENT’S PLANS (CONTINUED)

•

Continued discussions with potential investors. As of September 30, 2026, the Company had received non-binding indications of interest, and no definitive subscription agreements had been executed or funded.

•

Continued reliance on the Shore House IVF conditional funding commitment of up to $300,000, which is contingent on (i) the Company’s registration statement being declared effective and (ii) the Company having raised at least $250,000 of capital under the registered offering by June 30, 2026. Condition (i) was satisfied on June 29, 2026. Condition (ii) was not satisfied by June 30, 2026; the commitment nonetheless remains in effect, and as of September 30, 2026, no funds had been advanced under it. There can be no assurance that the commitment will be funded. See Note 7.

•

Pursuit of registered-offering proceeds. The Company is pursuing the registered offering described in Note 12 and anticipates that the gross proceeds of that offering (and of any follow-on financing) will fund continued WaveDrone development activities, including amounts payable to Ascendant AI LLC under the WaveDrone development General Services Agreement described in Note 8. As of September 30, 2026, the Company has no binding commitments from any third party for additional capital.

•

Continued reliance on Spark Capital Investments LLC, a related party controlled by Mr. Imran Firoz, for short-term working-capital advances. During the nine months ended September 30, 2026, Spark Capital advanced an aggregate $203,510 to the Company and was repaid $21,010, increasing the related-party loan balance from $45,000 at December 31, 2025, to $227,500 at September 30, 2026. See Note 7.

•

Continued cost discipline. The Company has not commenced material new spending or new hires during the nine months ended September 30, 2026, other than the development and subcontract arrangements with Ascendant AI LLC described in Note 8; non-amortization general and administrative expenses for the nine-month period totaled $334,482 (legal and professional fees, dues and subscriptions, bank charges and rent).

•

Execution on June 22, 2026, of a General Services Agreement with Ascendant AI LLC, which supersedes the previously negotiated Guinn Partners six-phase, 13-month WaveDrone development program (aggregate contract value approximating $975,000) and provides for aggregate fees of $300,000 payable in monthly installments from July 2026 through December 2026, of which $150,000 had been paid through September 30, 2026. The remaining $150,000 is payable from October through December 2026; the Company’s cash at September 30, 2026, was not sufficient to satisfy this remaining commitment, and completion of the WaveDrone development program depends on the Company’s ability to obtain additional financing. No long-form Guinn Partners agreement has been executed, and only the Phase 1 unpaid balance of $103,000 (recorded in accounts payable, related parties at September 30, 2026, and December 31, 2025) is a contractual commitment of the Company to Guinn Partners.

•

Performance under the Eva Defense services agreement. The Company’s firm, non-cancelable agreement with Eva Defense Inc. and Eva Live Inc. provides for fixed fees of $100,000 per month through July 31, 2027, against a related-party subcontract with Ascendant AI LLC of $80,000 per month that is subject to pay-when-paid terms. At September 30, 2026, $1,000,000 of fees remained to be billed under the agreement. The arrangement is expected to contribute gross profit of $20,000 per month, or $200,000 over the remaining ten months of the term, before general and administrative expenses. See Notes 7 and 8.

Because the one-year assessment period under ASC 205-40 runs from the date these unaudited consolidated financial statements are issued, management has considered the remaining $1,000,000 of contracted fees under the Eva Defense agreement in its assessment. The gross profit from that arrangement, after the related subcontract cost, is not sufficient on its own to fund the Company’s general and administrative expenses, and the arrangement is with a single related-party customer group.

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

Carrying amounts of the prepaid licensing balance at September 30, 2026, and December 31, 2025, were as follows. The current portion represents amounts expected to be amortized within twelve months after the balance sheet date; because the license term ends in August 2027, the entire unamortized balance at September 30, 2026, is classified as current:

	September 30, 2026	December 31, 2025	Change
	(Unaudited)	(Audited)
Prepaid expenses, current	$1,415,768	$1,666,668	$(250,900)
Prepaid expenses, noncurrent	-	999,101	(999,101)
Total prepaid licensing	$1,415,768	$2,665,769	$(1,250,001)

Amortization of the prepaid T Stamp license recognized in licensing-fee expense (a component of general and administrative expenses) was $416,667 for each of the three months ended September 30, 2026, and 2025 and $1,250,001 for each of the nine months ended September 30, 2026, and 2025. Under the straight-line schedule of $138,889 per month described above, three months of amortization equals $416,667 and nine months equals $1,250,001.

NOTE 5. ACQUIRED INTANGIBLE ASSETS

The Company’s acquired intangible assets at September 30, 2026, and December 31, 2025, totaled $16,000,000 in the aggregate, comprising the four acquisitions completed during the period from inception (July 26, 2024) to December 31, 2024, and described in Note 1 to the audited consolidated financial statements for the year ended December 31, 2025: Airdrone Technology ($5,000,000), Hydrogen Fuel Cell Technology ($2,500,000), WaveDrone Platform ($3,500,000), and SUPA Consolidated Inc.’s intellectual property (formerly Tribal Rides International Corp.) ($5,000,000). These technology assets remain in development and have not yet been placed into service. Accordingly, management has not commenced amortization as of September 30, 2026. Management will reassess the useful lives of the acquired technology assets as technical feasibility, patent status, commercial readiness, and expected legal or economic lives become determinable.

In accordance with ASC 350-30, the Company tests acquired intangible assets for impairment at least annually or more frequently if events or circumstances indicate that the carrying amount may not be recoverable. Indicators evaluated include: failure of patent prosecution to advance on schedule; rejection of pending claims by the relevant patent office; discovery of prior art that materially limits potential claims; significant changes in the competitive landscape; loss of a strategic development partner; and inability to fund continued development. As of September 30, 2026, no impairment indicators were identified, and no impairment charge has been recognized during the three- and nine-month periods.

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

The Company has elected to apply the measurement alternative under ASC 321-10-35-2 for equity securities without a readily determinable fair value. Under the measurement alternative, the investment is carried at cost less any impairment, adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer, as of the date the observable transaction occurs. At each reporting date, the Company also performs a qualitative impairment assessment in accordance with ASC 321-10-35-3, considering, among other factors, deterioration in earnings performance, asset quality, business prospects, regulatory environment, market conditions, and Nuvora’s ability to continue as a going concern.

In May and June 2026, Nuvora issued restricted shares of its common stock, the same class of security held by the Company, to unrelated investors in private placements at $3.00 per share, for aggregate gross proceeds of approximately $500,000, including $299,904 from the issuance of 99,968 shares on May 4, 2026. The Company concluded that these issuances were orderly transactions for an identical investment of the same issuer and remeasured its investment to $3.00 per share, the observable price, resulting in an upward adjustment of $1,000,000, which is recognized as an unrealized gain on investment in the consolidated statements of operations for the three and six months ended June 30, 2026 (as restated) and for the nine months ended September 30, 2026, in accordance with ASC 321-10-35-2. The observable transactions occurred during the three months ended June 30, 2026; the gain was not reflected in the Company’s originally issued financial statements for that period and was recorded through the restatement of those financial statements; see Note 2, “Restatement of Previously Issued Financial Statements.” As of September 30, 2026, no impairment indicators were identified, and no further observable transactions were identified during the three months ended September 30, 2026.

The carrying amount of the investment in Nuvora was $3,000,000 at September 30, 2026 (December 31, 2025: $2,000,000). The investment is not measured at fair value on a recurring basis; it is measured at fair value on a nonrecurring basis when an observable price change occurs. The remeasurement to $3,000,000 is classified within Level 2 of the fair value hierarchy in ASC 820, because it is based on an observable transaction price for the identical class of equity security of the same issuer, without adjustment, in a market that is not active. The initial carrying amount of $2.00 per share was supported by an independent IRC Section 409A valuation report dated January 19, 2026, prepared by Pratibha Chaurasia, CPA, CA, PhD (AICPA License No. CA-0014706), which supported a fair market value of $2.00 per share for Nuvora common stock as of December 31, 2025.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company’s related parties and material related-party transactions and arrangements are described in Note 4 to the audited consolidated financial statements for the year ended December 31, 2025, and include:

•

Members of the Company’s Board of Directors and executive officers, comprising Mr. Craig Nehrkorn (Chief Executive Officer and Director), Mr. Imran Firoz (Director and former Interim Chief Financial Officer and former President and Chief Executive Officer), and Ms. Candida Beaumont (Non-Executive Director);

•	Mr. Himanshu Sharma (Interim Chief Financial Officer, engaged on a services-contract basis through Aprari Global Solutions);

•

entities controlled by, or under common control with, Mr. Firoz, including, without limitation, Spark Capital Investments LLC, Fiber Food Systems Inc., Hudson Dunes Corporation (formerly Central Logistics Services Corp.), and SUPA Consolidated Inc. (formerly Tribal Rides International Corp., name changed October 21, 2025);

•	Nuvora Energy, Inc., a Delaware corporation in which Mr. Firoz serves as Co-Founder and Interim Chief Financial Officer and which shares the Company’s principal-office address;

•

Eastern Electrolyser Ltd., an entity in which Mr. Shivam Tewari serves as a director and which is a related party of the Company by virtue of Mr. Tewari’s concurrent service as Chief Executive Officer of Nuvora Energy, Inc.;

•

Guinn Partners LLC and Ascendant AI LLC, each an Austin, Texas-based product-development firm for which Mr. Craig Nehrkorn serves as Managing Partner and in which, in the case of Guinn Partners LLC, Mr. Nehrkorn holds a 25% membership interest;

•	Boumarang Pty Ltd, the Company’s wholly owned Australian subsidiary, of which Mr. Victor Turco serves as a director and authorized signatory;

•

Tolemac Holdings LLC and TAH-DAH Ventures LLC (each of which was a 5%-or-greater beneficial owner of the Company’s outstanding common stock at the time of its founder-share issuance, and each of which is wholly owned and controlled by Ms. Yessenia Hernandez, who served as Chief Executive Officer of SUPA Consolidated Inc. until July 6, 2026, and is no longer an officer or director of SUPA Consolidated Inc.);

•	BIO-key International, Inc. (a 5%-or-greater beneficial owner of the Company’s outstanding common stock that acquired its shares from Fiber Food Systems Inc.);

•	Shore House IVF (a 5%-or-greater beneficial owner of the Company’s outstanding common stock that acquired its shares in connection with the December 31, 2024, Asset Purchase and IP Agreement);

•	original beneficial owners of founder shares received via the Mingta Capital LLC nominee structure; and

•

Eva Live Inc. (Nasdaq: GOAI) and its wholly owned subsidiary Eva Defense Inc., which are related parties of the Company because Mr. Imran Firoz, a director of the Company, serves as Interim Chief Financial Officer of Eva Live Inc.

Mingta Capital LLC, Mr. Dánial Hoydal, and Greenlink Pty Ltd ATF The Debsago Trust are not related parties of the Company; transactions with each of those non-related-party counterparties are nonetheless described in the audited consolidated financial statements for the year ended December 31, 2025, and, where applicable, in this Note 7. There have been no related-party transactions or arrangements other than those described below during the nine months ended September 30, 2026.

Spark Capital Investments LLC — Office Lease and Working Capital

Spark Capital Investments LLC (“Spark Capital”) is a Delaware limited liability company controlled by Mr. Firoz. During the nine months ended September 30, 2026, Spark Capital continued to pay the Company’s monthly Irvine, California rent directly to the Company’s lessor on the Company’s behalf, with reimbursement in subsequent periods. During the nine months ended September 30, 2026, Spark Capital advanced $203,510 to the Company in cash to fund short-term working-capital needs, and the Company repaid $21,010, a net increase of $182,500 (during the three months ended September 30, 2026, advances of $57,500 and repayments of $5,000). The advances are unsecured, bear no interest, are payable on demand, and are presented as a loan, related party, on the consolidated balance sheets. The aggregate Spark Capital loan balance increased from $45,000 at December 31, 2025, to $227,500 at September 30, 2026.

Accounts Payable, Related Parties

Accounts payable, related parties, increased from $453,000 at December 31, 2025, to $713,000 at September 30, 2026, an increase of $260,000, principally reflecting continued accrual of professional fees payable to Spark Capital Investments LLC and other related-party service providers and subcontract fees payable to Ascendant AI LLC under the EVA program subcontract described below.

Accrued Expenses, Related Parties

Accrued expenses, related parties, increased from $123,173 at December 31, 2025, to $215,090 at September 30, 2026, an increase of $91,917, comprising $90,000 of CEO services fees accrued for Mr. Craig Nehrkorn at $10,000 per month and $1,917 of accrued office rent. No accrued CEO services fees had been paid as of September 30, 2026.

Ascendant AI LLC — WaveDrone Development

Ascendant AI LLC (“Ascendant”) is an Austin, Texas product-development firm of which Mr. Craig Nehrkorn, the Company’s Chief Executive Officer and a director, serves as Managing Partner. On June 22, 2026, the Company executed a General Services Agreement with Ascendant under which Ascendant succeeded Guinn Partners LLC as the Company’s WaveDrone development partner, providing for aggregate fees of $300,000 payable in six monthly installments of $50,000 from July 2026 through December 2026. During the three months ended September 30, 2026, the Company paid Ascendant $150,000 under this agreement for the July, August and September 2026 installments, which funded a final production hull mold, production jigs and fixtures, assembly tooling and permanent test equipment for the redesigned WaveDrone and which the Company recorded as property and equipment (construction in progress) (see Note 2). The remaining commitment under the agreement at September 30, 2026, was $150,000.

Ascendant AI LLC — EVA Program Subcontract

On August 5, 2026, the Company executed a second General Services Agreement with Ascendant, under which Ascendant performs the services required for the Company’s performance of its agreement with Eva Defense Inc. and Eva Live Inc. described below. The subcontract provides for fees of $80,000 per month for twelve months beginning August 5, 2026, an aggregate of $960,000; it is contingent on the continuation of the Company’s agreement with Eva, and the Company’s payment obligations are suspended for any period in which Eva delays or fails to pay the Company. The Company recognized cost of revenue – related party of $160,000 under this agreement for each of the three and nine months ended September 30, 2026. The September 2026 fee of $80,000 was included in accounts payable, related parties, at September 30, 2026, and was paid in October 2026 following receipt of Eva’s payment.

Shore House IVF — Conditional Funding Commitment

Shore House IVF, a 5%-or-greater beneficial owner of the Company’s outstanding common stock, has committed to provide the Company with funding of up to $300,000, conditional on (i) the Company’s registration statement on Form S-1 being declared effective and (ii) the Company having raised at least $250,000 of capital under the registered offering by June 30, 2026. Condition (i) was satisfied on June 29, 2026. Condition (ii) was not satisfied by June 30, 2026; the commitment nonetheless remains in effect. As of September 30, 2026, no funds had been advanced under the commitment, and there can be no assurance that it will be funded.

Eva Defense Inc. and Eva Live Inc. — Customer Agreement

Mr. Imran Firoz, a director of the Company, serves as Interim Chief Financial Officer of Eva Live Inc. (Nasdaq: GOAI), the parent of Eva Defense Inc. Accordingly, Eva Live Inc. and Eva Defense Inc. are related parties of the Company, and amounts under the Company’s agreement with them are presented as related-party amounts. On August 5, 2026, the Company executed a Service Agreement with Eva Defense Inc. and Eva Live Inc. providing for fixed fees of $100,000 per month for twelve months through July 31, 2027, an aggregate of $1,200,000 (see Note 8). The Company recognized revenue – related party of $200,000 under the agreement for each of the three and nine months ended September 30, 2026, of which $100,000 was collected during the period and $100,000 was included in accounts receivable, related party, at September 30, 2026.

Ms. Candida Beaumont — Payment for Founder Shares

During the three months ended September 30, 2026, Ms. Candida Beaumont, a Non-Executive Director of the Company, paid the Company $100 in cash for 1,000,000 founder shares issued to her in 2024 that had been recorded at par value as issued for services. The Company recorded the receipt as the correction of an immaterial prior-period error, reducing accumulated deficit by $100. See Note 9.

Investment in Nuvora Energy, Inc.

No further transactions occurred between the Company and Nuvora Energy, Inc. during the nine months ended September 30, 2026. During the three months ended June 30, 2026 (as restated), the Company remeasured its investment in Nuvora to $3,000,000 on the basis of Nuvora’s issuance of common stock to investors at $3.00 per share in May and June 2026, and recognized the remeasurement through the restatement of its previously issued financial statements for that period (see Note 2). See Note 6 – Investment in Private Equity Securities.

Officer Compensation

No cash compensation was paid to officers or directors of the Company during the nine months ended September 30, 2026, other than (i) rent reimbursements and working-capital support paid or advanced by Spark Capital Investments LLC on the Company’s behalf and (ii) Interim CFO services fees of $3,000 per month payable to Aprari Global Solutions, through which Mr. Himanshu Sharma provides his services. Mr. Craig Nehrkorn’s CEO services fees of $10,000 per month have been accrued since January 2025 and not paid; the accrued balance was $210,000 at September 30, 2026 (see Note 2). The Company has not entered into employment agreements with any of its directors or officers and has no formalized performance compensation, bonus, or other incentive plans. The Company’s Interim CFO, Mr. Himanshu Sharma, is engaged through a UAE-based fractional CFO services agreement with Aprari Global Solutions that provides for cash fees that are billed by Aprari Global Solutions at $3,000 per month, recorded in accounts payable, related parties, and expensed in the period the services are performed; no amount was outstanding at September 30, 2026.

Summary of Related-Party Balances

A summary of related-party balances on the consolidated balance sheets is set forth below:

	Counterparty / Nature	September 30, 2026	December 31, 2025
		(Unaudited)	(Audited)
Accounts payable, related parties	Spark Capital ($530,000); Guinn Partners ($103,000); Ascendant AI ($80,000)	$713,000	$453,000
Accrued expenses, related parties	Nehrkorn (CEO services fees, $210,000); office rent paid by Spark Capital ($5,090)	215,090	123,173
Loan, related party	Spark Capital Investments LLC	227,500	45,000
Total related-party current liabilities		$1,155,590	$621,173
Accounts receivable, related party (asset)	Eva Defense Inc. / Eva Live Inc. — services revenue	$100,000	-

Conflicts of Interest and Related-Party Transaction Approvals

The conflicts of interest arising from the foregoing related-party arrangements are described in Note 4 to the audited consolidated financial statements for the year ended December 31, 2025, including (i) the interest of Mr. Firoz in Spark Capital Investments LLC, Fiber Food Systems Inc., Hudson Dunes Corporation, and SUPA Consolidated Inc., the interest of Mr. Firoz in Nuvora Energy, Inc. (as Co-Founder and Interim Chief Financial Officer of Nuvora), and the interest of Mr. Firoz in Eva Live Inc. and Eva Defense Inc. (as Interim Chief Financial Officer of Eva Live Inc.), and (ii) the interest of Mr. Nehrkorn in Guinn Partners LLC (as Managing Partner of Guinn Partners LLC and the holder of a 25% membership interest in Guinn Partners LLC). By virtue of his position as Managing Partner of Guinn Partners LLC, Mr. Nehrkorn has sole voting power and sole investment power over the 5,000,000 shares of the Company’s common stock held of record by Guinn Partners LLC and may be deemed to beneficially own such shares; Mr. Nehrkorn disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Each material related-party transaction since inception has been approved by the Company’s Board of Directors with the related-party status acknowledged in the supporting board resolutions; the interested director (whether Mr. Nehrkorn or Mr. Firoz, as applicable) abstained from the relevant Board vote, and the disinterested directors approved the transaction pursuant to Section 144 of the Delaware General Corporation Law. During the nine months ended September 30, 2026, the Board approved (i) the June 22, 2026, WaveDrone General Services Agreement with Ascendant AI LLC and (ii) the August 5, 2026, EVA program subcontract with Ascendant AI LLC, in each of which Mr. Nehrkorn is interested as Managing Partner of Ascendant; the related-party status was acknowledged in the supporting board resolutions, Mr. Nehrkorn abstained from the Board votes, and the disinterested directors approved the agreements pursuant to Section 144 of the Delaware General Corporation Law. The Board also approved the August 5, 2026, Service Agreement with Eva Defense Inc. and Eva Live Inc., in which Mr. Firoz is interested as Interim Chief Financial Officer of Eva Live Inc.; Mr. Firoz abstained from the Board vote, and the disinterested directors approved the agreement pursuant to Section 144 of the Delaware General Corporation Law. No other new conflicts of interest were identified, and no other new material related-party arrangements were approved, during the nine months ended September 30, 2026.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Office Facilities

The Company’s office arrangement is a WeWork All Access membership providing shared workspace at 200 Spectrum Center Drive, Irvine, California 92618, on a month-to-month basis, terminable by the Company on five days’ notice before the end of any calendar month. The arrangement does not convey the right to control the use of an identified asset and therefore does not contain a lease under ASC 842; membership fees are expensed as incurred. Rent expense was $723 for the three months ended September 30, 2026, and $1,917 for the nine months ended September 30, 2026, recorded in general and administrative expenses. As described in Note 7, the membership fees have been paid by Spark Capital Investments LLC on the Company’s behalf and are reimbursed in subsequent periods; the unreimbursed balance is included in accrued expenses, related parties.

The Company also continues to use Guinn Partners LLC’s offices at 2120 West Braker Lane, Suite M, Austin, Texas 78758 for research and development, design and development of the Company’s products, prototyping, and government outreach. The use of Guinn Partners’ facility is provided to the Company at no separately charged rent. As of September 30, 2026, the Company has not entered into a written lease agreement with Guinn Partners for these premises and Guinn Partners has agreed to make the facility available to the Company for the foreseeable future.

WaveDrone Development Program — Guinn Partners LLC and Ascendant AI LLC

The Company commenced negotiation in Q1 2026 of a definitive six-phase, 13-month WaveDrone development program with Guinn Partners LLC, with aggregate contract value approximating $975,000 to be paid in cash on a phase-completion milestone basis. The long-form definitive agreement was not executed and the program was superseded by the Ascendant arrangement described below; the Company’s only contractual commitment to Guinn Partners at September 30, 2026, relates to the unpaid Phase 1 invoice (Invoice No. 1986) of $103,000 included in accounts payable, related parties (unchanged from December 31, 2025).

On June 22, 2026, the Company executed a General Services Agreement with Ascendant AI LLC (“Ascendant”), a product-development firm of which Mr. Craig Nehrkorn, the Company’s Chief Executive Officer and a director, serves as Managing Partner. Ascendant has succeeded Guinn Partners LLC as the Company’s WaveDrone development partner, and the six-phase, 13-month Guinn Partners program described above is superseded by this arrangement. The agreement provides for a fixed monthly fee of $50,000, payable monthly in advance, for six months from July 2026 through December 2026, an aggregate commitment of $300,000, and covers WaveDrone development services only. Through September 30, 2026, the Company had paid $150,000 under the agreement, which it recorded as property and equipment (construction in progress) for production tooling and test equipment; the remaining commitment at September 30, 2026, was $150,000. Ascendant is a related party of the Company. See Note 7 — Related Party Transactions.

Eva Defense Inc. and Eva Live Inc. Services Agreement

On August 5, 2026, the Company executed a Service Agreement with Eva Defense Inc. and Eva Live Inc. (Nasdaq: GOAI), the parent of Eva Defense Inc., each with its principal place of business in Las Vegas, Nevada, under which the Company acts as service provider for the EVA Defense Resilient Communications Drone Program. The agreement provides for a fixed monthly fee of $100,000, payable on or before the first day of each month, for twelve months from August 5, 2026, through July 31, 2027, an aggregate of $1,200,000, which the agreement states constitutes a firm and non-cancelable commitment. Eva Defense Inc. and Eva Live Inc. are jointly and severally liable for all obligations under the agreement. Termination for convenience is not permitted, and repudiation or termination without cause obligates the counterparties to pay an early termination charge equal to the aggregate monthly fees that would otherwise have become due through July 31, 2027. At September 30, 2026, $1,000,000 of fees remained to be billed and earned under the agreement (see Note 2). Eva Defense Inc. and Eva Live Inc. are related parties of the Company; see Note 7.

NOTE 8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Ascendant AI LLC — EVA Program Subcontract

On August 5, 2026, the Company executed a General Services Agreement with Ascendant under which Ascendant performs the development services required for the Company’s performance of the EVA Defense Resilient Communications Drone Program described above. This agreement is separate from, and in addition to, the June 22, 2026, WaveDrone General Services Agreement. It provides for a fixed fee of $80,000 per month for twelve months beginning August 5, 2026, an aggregate of $960,000. The subcontract is contingent on the continuation of the Company’s agreement with Eva Defense Inc. and Eva Live Inc., and the Company’s payment obligations are suspended for any period in which those counterparties delay or fail to pay the Company. At September 30, 2026, the remaining commitment under the subcontract was $800,000. Ascendant is a related party; see Note 7.

T Stamp Inc. Licensing Commitment

The Company’s 36-month T Stamp Inc. license, described in Note 4, runs through August 2027. The Company has no remaining cash payment obligation under the license; the consideration was satisfied at inception via the issuance of 5,000,000 shares of common stock at $1.00 per share. See Note 4 for the amortization of the related $5,000,000 prepaid asset.

Eastern Electrolyser Production Plan

Pursuant to the Company’s September 30, 2024, agreement with Eastern Electrolyser Ltd., the parties have agreed in principle to construct an 11 MW fuel cell production facility intended to support up to 1,800 drones by the end of fiscal year 2026. As of September 30, 2026, no definitive construction or supply agreement has been executed, and no portion of any construction cost is reflected in these unaudited consolidated financial statements. Eastern Electrolyser Ltd. is a related party of the Company within the meaning of ASC 850 by virtue of Mr. Shivam Tewari’s concurrent service as a director of Eastern Electrolyser Ltd. and as Chief Executive Officer of Nuvora Energy, Inc.; see Note 4 to the audited consolidated financial statements for the year ended December 31, 2025.

Patent Prosecution — BLMR-001P

The Company has continued to engage Amsel IP Law (Mr. Jason Amsel) to advise the Company regarding prosecution and protection of the WaveDrone patent rights. The underlying provisional patent application was filed on December 3, 2024, under Application No. 63/727,652, titled “Self-Righting and Self-Stabilizing Unmanned Surface Vessel,” and names Dánial Hoydal, David Geyti, and Eric Davis as inventors. Patent prosecution costs incurred during the three and nine months ended September 30, 2026, are included in legal and professional fees, a component of general and administrative expenses (see Note 10).

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

NOTE 9. STOCKHOLDERS’ EQUITY

Authorized Capital Stock

Pursuant to the Company’s Certificate of Incorporation dated July 26, 2024, the authorized capital stock consists of (i) 100,000,000 shares of Common Stock, par value $0.0001 per share, and (ii) 10,000,000 shares of Preferred Stock, par value $0.0001 per share. As of September 30, 2026, and December 31, 2025, no shares of preferred stock were issued or outstanding. As of September 30, 2026, and December 31, 2025, 65,056,977 shares of common stock were issued and outstanding.

Activity for the Nine Months Ended September 30, 2026

No shares of common stock or preferred stock were issued, cancelled, exchanged, repurchased, or otherwise modified during the nine months ended September 30, 2026. No new subscription agreements were entered into and no subscription receivables were recorded during the nine-month period. During the three months ended September 30, 2026, the Company received $100 in cash from Ms. Candida Beaumont, a director of the Company, as payment for 1,000,000 founder shares issued to her that had been recorded at issuance in 2024 at par value as issued for services. Because the shares were paid for in cash at par rather than issued for services, the related founder services expense recognized in 2024 was overstated by $100. The Company recorded the receipt as the correction of an immaterial prior-period error, reversing the founder services expense to accumulated deficit, which reduced accumulated deficit by $100. Common stock was already recorded at par value, so no adjustment to common stock or additional paid-in capital was required, and the correction had no effect on the number of shares outstanding. See Note 7.

Subscription Receivable

In accordance with SEC Staff Accounting Bulletin Topic 4:E, subscription receivables (when present) are presented as a deduction from stockholders’ equity. As of September 30, 2026, and December 31, 2025, the Company has no outstanding subscription receivable, having cancelled the entire prior $2,000,000 balance during the year ended December 31, 2025. The cancellation comprised the rescission of the $1,000,000 Greenlink Pty Ltd ATF The Debsago Trust subscription on December 31, 2025, and the cancellation of the remaining $1,000,000 of subscriptions in connection with the share-for-share exchange with Nuvora Energy, Inc. on October 27, 2025. No cash was received in respect of either subscription.

NOTE 10. GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three and nine months ended September 30, 2026, and 2025 were as follows:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Licensing fees — amortization of T Stamp prepaid license (Note 4)	$416,667	416,667	1,250,001	1,250,001
Legal and professional fees	102,225	90,000	331,200	311,738
Rent	723	597	1,917	1,731
Other expenses	646	696	1,365	1,940
Total general and administrative expenses	$520,261	507,960	1,584,483	1,565,410

The licensing fees of $416,667 and $1,250,001 represent amortization of the prepaid T Stamp Inc. license recorded in the Company’s books and records for the three- and nine-month periods ended September 30, 2026, and 2025.

The legal and professional fees of $102,225 and $90,000 for the three months ended September 30, 2026, and 2025, and $331,200 and $311,738 for the nine months ended September 30, 2026, and 2025, principally reflect consulting fees to Spark Capital, CEO services to Mr. Nehrkorn, and CFO services to Mr. Sharma, and outside securities counsel fees in connection with the Company’s Form S-1 registration process, and patent prosecution counsel fees.

Rents of $723 and $597 for the three months ended September 30, 2026, and 2025, and $1,917 and $1,731 for the nine months ended September 30, 2026, and 2025, reflect the Company’s month-to-month WeWork membership in Irvine, California.

Other expenses of $646 and $696 for the three months ended September 30, 2026, and 2025, and $1,365 and $1,940 for the nine months ended September 30, 2026, and 2025, reflect general administrative expenses, principally dues and subscriptions and bank charges.

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

Pursuant to ASC 740-270, the Company applies an estimated annual effective tax rate to year-to-date pre-tax loss in determining the interim income tax provision. Because the Company expects to remain in a cumulative loss position for the year ending December 31, 2026, with no current taxable income and a full valuation allowance against deferred tax assets, the Company’s estimated annual effective tax rate is 0%, and accordingly no current or deferred federal, state, or foreign provision for income taxes was recognized for the three and nine months ended September 30, 2026.

The unrealized gain on the Company’s investment in Nuvora is not subject to federal or state income tax until realized, and accordingly no current income tax was recognized. For financial reporting purposes, the gain gives rise to a taxable temporary difference of $1,000,000 and a related deferred tax liability of approximately $210,000 at the U.S. federal statutory rate of 21%. The deferred tax liability is offset by a corresponding reduction in the valuation allowance against the Company’s deferred tax assets, principally net operating loss carryforwards, because the reversal of the taxable temporary difference is expected to provide a source of taxable income against which those deferred tax assets can be realized; accordingly, no net deferred tax expense was recognized.

The Company’s cumulative book losses before income taxes were approximately $3,538,703 at September 30, 2026 comprising the prior $2,994,320 of losses incurred from inception through December 31, 2025, and an additional net loss of $544,483 incurred during the nine months ended September 30, 2026, which is after the $1,000,000 unrealized gain on investment described in Note 6, net of the $100 prior-period correction described in Note 9. The Company expects to have net operating loss (“NOL”) carryforwards available for U.S. federal income tax purposes, subject to completion of its income tax returns and book-tax adjustments. NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely under the Tax Cuts and Jobs Act but, in any single tax year, are limited to offset 80% of taxable income generated in such year. The Company has not yet completed a formal Section 382 study; any limitation arising from a future ownership change would not affect the Company’s unaudited consolidated financial statements at September 30, 2026, because the Company has fully reserved against its deferred tax assets through the valuation allowance.

The Company has reviewed its income tax positions and has concluded that there are no material uncertain tax positions requiring recognition or disclosure as of September 30, 2026, or December 31, 2025.

The Company has not yet filed any U.S. federal or state income tax returns; accordingly, all tax periods from inception (July 26, 2024) forward remain open and subject to examination.

NOTE 12. SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from September 30, 2026, through November 6, 2026, the date these unaudited consolidated financial statements were available to be issued. Other than the matters described below, no subsequent events have been identified that would require recognition or disclosure in these unaudited consolidated financial statements.

Change in Independent Registered Public Accounting Firm

On October 12, 2026, the Board of Directors dismissed LAO Professionals (PCAOB ID 7057) as the Company’s independent registered public accounting firm and engaged Simon & Edward, LLP (PCAOB ID 2485) to review the Company’s interim financial statements for the quarter ended September 30, 2026, and to audit the Company’s consolidated financial statements for the year ending December 31, 2026. The change was reported on a Current Report on Form 8-K filed with the SEC on October 15, 2026.

Eva Defense Agreement — Collections and Billings

In October 2026, the Company collected the $100,000 accounts receivable, related party, outstanding at September 30, 2026, and billed the October 2026 installment of $100,000 under the agreement with Eva Defense Inc. and Eva Live Inc.

Continuing Patent Prosecution

The Company’s patent counsel, Amsel IP Law (Mr. Jason Amsel; matter reference BLMR-001P), is continuing to advise the Company regarding prosecution and protection of the WaveDrone patent rights described in Note 8. No event has occurred between September 30, 2026, and November 6, 2026, that, in management’s view, indicates impairment of the related WaveDrone intangible asset.

Shore House IVF — Proposed Amendment to WaveDrone Purchase Agreement

The Company is negotiating an amendment to its December 31, 2024, agreement with Shore House IVF, a 5%-or-greater stockholder, under which the Company acquired the WaveDrone Platform for 3,500,000 shares of common stock (see Notes 1 and 7). That agreement provided for reversal of the transaction if the Company did not uplist to a national securities exchange within twelve months after closing (i.e. started on December 31, 2025); the Company did not uplist, and neither party has sought reversal. The proposed amendment would delete the reversal provision, confirm the Company’s ownership of the acquired assets, provide mutual releases of related claims, and confirm the shares as non-forfeitable. Concurrently, the parties would enter into an exclusive Faroe Islands distribution agreement. As of November 4, 2026, the amendment had not been executed, and there can be no assurance that it will be. Management does not expect the amendment, if executed, to affect the carrying amount of the WaveDrone Platform intangible asset.

Registered Offering

The Company’s Registration Statement on Form S-1 (File No. 333-292164) was declared effective by the SEC on June 29, 2026; see Note 3. The registered offering of 125,000 shares of common stock at $2.00 per share is being conducted on a self-underwritten, best-efforts basis. As of November 6, 2026, the Company had not sold any shares or received any proceeds under the registered offering.

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

Since inception, we have focused on research and development, technology acquisition, prototype development, and capital formation. During the three months ended September 30, 2026, we recognized our first revenue from contracts with customers, $200,000, under our services agreement with Eva Defense Inc. and Eva Live Inc., which are related parties, as described in Notes 7 and 8 to the accompanying unaudited consolidated financial statements. We did not generate revenue during the three or nine months ended September 30, 2025.

WaveDrone Development Status

Overview. WaveDrone is our family of uncrewed surface vessels and our lead product line under development. Our product strategy is based on a common platform architecture intended to allow multiple applications to use shared structural, power, communications, control and payload-interface components. The initial WaveDrone platform is being developed to support Sensus, Skerry, Sentinel and certain customer-specific configurations. WaveDrone XL is planned as a higher-capacity platform for larger payloads and longer-duration missions while leveraging elements of the same control, communications and payload architecture.

We currently plan five WaveDrone configurations. Sensus is intended for environmental sensing, water-quality monitoring and eDNA sampling. Skerry is intended for coastal mapping, bathymetry and dredging support. Sentinel is intended for persistent maritime awareness and patrol support for ports, public-safety organizations, and government agencies. WaveDrone XL is planned as a higher-capacity platform for larger payloads and longer missions. Custom Platform is intended to allow customer-specific payloads, software, and operating workflows to be integrated into the WaveDrone architecture.

We plan to introduce Sensus first, initially targeting water-quality, aquaculture, utility, and research applications in North America using probes supplied by third-party sensor manufacturers. Skerry and Sentinel are planned to follow using the same core platform architecture. We expect WaveDrone XL and customer-specific configurations to be offered primarily on a request-for-quote basis.

Each WaveDrone is intended to connect to MoonTower Analytics, our fleet-management and mission-control software, which we currently plan to offer on a subscription basis. We are also developing the W150 and W150 VTOL uncrewed aerial vehicles. These aircraft are intended to operate as standalone products and, in the future, with WaveDrone as part of an integrated air-and-surface system.

None of our WaveDrone or W150 products has been commercially released, and we have not generated revenue from sales of these products.

Development During the Quarter. During the three months ended September 30, 2026, we advanced development of the second version of our WaveDrone functional prototype, which is undergoing water trials. Development activities are performed by the Company and with Ascendant AI LLC, a related party, under a General Services Agreement dated June 22, 2026.

During the quarter, we paid Ascendant $150,000 for production tooling and test equipment associated with the redesigned WaveDrone platform. We recorded these expenditures as property and equipment — construction in progress because the related assets had not been completed and placed in service as of September 30, 2026. See Notes 2, 7 and 8 to the accompanying unaudited consolidated financial statements.

Engineering and product-development activities during the quarter included designing a common aluminum chassis for the initial WaveDrone platform; completing the third revision of the chassis computer-aided design and structural weldment drawings for the engineering-validation build; adopting a 24-volt electrical architecture; integrating water-quality sensors into the keel payload system; integrating satellite and radio-frequency communications, including Starlink connectivity; and developing and integrating command-and-control, telemetry and watchdog functionality.

We also continued commercial-validation activities, including product and integration work with a third-party sensor manufacturer and development of potential reseller relationships.

Development Subsequent to September 30, 2026. Subsequent to September 30, 2026, we continued development of the operator-control system, including design concepts for desktop, tablet, and mobile interfaces and the vessel’s lost-link and failsafe functionality. We also further defined the planned WaveDrone product configurations, selected the initial commercial payload bundle, further defined the distinction between the initial WaveDrone platform and the larger WaveDrone XL configuration, and established an internal process for validating product specifications and performance claims before publication.

These activities remain part of an ongoing development and testing program. The specifications, features, and configuration of each product may change as testing continues and as we receive additional engineering, supplier, and customer feedback.

Commercial Development. We have exhibited WaveDrone at industry conferences and have engaged in discussions with prospective customers, resellers, sensor suppliers and other potential commercial partners. Certain prospective resellers have provided non-binding five-year sales or volume estimates for their respective markets. These estimates were prepared by third parties for planning purposes, are not Company forecasts, and do not constitute orders, backlog, minimum-purchase commitments or other contractual obligations. There can be no assurance that any portion of these estimates will result in product sales.

We are also in preliminary discussions with potential partners that provide digital-twin and related technology solutions to government and enterprise customers. We have not entered into definitive agreements with these parties, and these discussions may not result in commercial relationships or revenue.

Planned Development and Commercialization Milestones. Subject to successful development and testing and our ability to obtain sufficient financing, our current target is to complete during the fourth quarter of 2026 a functional WaveDrone prototype suitable for extended testing and performance benchmarking and to assemble demonstration equipment for prospective customers and channel partners.

During the first quarter of 2027, we currently intend to pursue initial commercial sales, reseller agreements and paid pilot programs. These targets depend on successful completion of testing, manufacturing readiness, supplier availability, customer acceptance, and adequate funding and, accordingly, may be delayed.

During the second half of 2027 through 2028, we currently plan to continue development of additional WaveDrone configurations and payloads and our other planned product lines. Based on our current development plan, management preliminarily estimates that this phase could require approximately $4 million to $6 million of development expenditures across our product lines. This estimate is preliminary and may change materially as product designs, testing requirements, supplier arrangements, manufacturing plans and customer requirements develop. We do not presently have sufficient capital to fund this program and will require additional financing.

Longer-term expansion of manufacturing capacity and international commercialization would require additional capital and operational resources beyond our current development activities.

Liquidity and Funding Requirements. At September 30, 2026, we had cash of $6,119. The remaining contractual commitment under our agreement with Ascendant was $150,000 at September 30, 2026, with payments scheduled from October through December 2026. Accordingly, our cash at September 30, 2026, was not sufficient to satisfy this remaining commitment and fund our planned development and operating activities without additional capital.

Completion of our WaveDrone development program and achievement of the milestones described above therefore depend on our ability to obtain additional financing. If we are unable to obtain sufficient financing when needed and on acceptable terms, we may be required to delay development or testing, reduce the scope of planned product configurations, defer commercialization activities, renegotiate obligations or suspend portions of our development program. See “Liquidity and Capital Resources” and Note 3, “Management’s Plans,” to the accompanying unaudited consolidated financial statements.

Competition and Development Uncertainties. The market for uncrewed surface vessels includes established commercial suppliers with greater financial, engineering, manufacturing, sales and distribution resources than we have. Our ability to compete will depend on, among other factors, product performance and reliability, payload flexibility, price, ease of deployment, software functionality, customer support and our ability to establish manufacturing and distribution capabilities.

WaveDrone remains in the prototype and testing stage. Development may require additional design changes, testing or expenditures; development and commercialization may take longer than currently anticipated; and the final products may not achieve their planned specifications or market acceptance. We also depend on third-party suppliers for important components and on Ascendant, a related party, for portions of our development activities.

Our commercialization plans and development schedule are subject to these uncertainties and, most significantly, to our ability to obtain additional capital. See “Risk Factors” in our registration statement on Form S-1, File No. 333-292164, which was declared effective on June 29, 2026, and Part II, Item 1A, “Risk Factors,” of this report.

Results of Operations

Comparison of the Three Months Ended September 30, 2026, and 2025

Revenue and Gross Profit. Revenue for the three months ended September 30, 2026, was $200,000, all from our related-party services agreement with Eva Defense Inc. and Eva Live Inc., under which performance commenced on August 5, 2026. We had no revenue in the three months ended September 30, 2025. Cost of revenue was $160,000, consisting of fees under our related-party subcontract with Ascendant AI LLC, which performs the services. Gross profit was $40,000, or 20% of revenue, reflecting the fixed $100,000 monthly fee under the Eva agreement and the fixed $80,000 monthly subcontract fee.

Operating Expenses. Operating expenses for the three months ended September 30, 2026, were $520,261, consisting entirely of general and administrative expenses, compared to $507,960 for the three months ended September 30, 2025, an increase of $12,301, or 2.4%. General and administrative expenses for the 2026 period comprised $416,667 of licensing-fee amortization relating to the prepaid T Stamp Inc. license, $102,225 of legal and professional fees, $723 of rent, and $646 of other expenses. The increase over the prior-year period was principally attributable to a $12,225 increase in legal and professional fees.

Net Loss. Net loss for the three months ended September 30, 2026, was $480,261, or $(0.01) per share (basic and diluted), based on 65,056,977 weighted average shares outstanding. This compares to a net loss of $507,960, or $(0.01) per share (basic and diluted), based on 66,056,977 weighted average shares outstanding, for the three months ended September 30, 2025. The $27,699 decrease in net loss reflects $40,000 of gross profit from our first revenue-generating contract, partially offset by the $12,301 increase in general and administrative expenses. No other income or expense was recognized in the three months ended September 30, 2026; the $1,000,000 unrealized gain on our investment in Nuvora Energy, Inc. was recognized in the three months ended June 30, 2026, as restated (see Note 2).

Comparison of the Nine Months Ended September 30, 2026 and 2025

Revenue and Gross Profit. Revenue, cost of revenue, and gross profit for the nine months ended September 30, 2026, were $200,000, $160,000, and $40,000, respectively, all of which were recognized in the third quarter as described above. We had no revenue in the nine months ended September 30, 2025.

Operating Expenses. Operating expenses for the nine months ended September 30, 2026, were $1,584,483, consisting entirely of general and administrative expenses, compared to $1,565,410 for the nine months ended September 30, 2025, an increase of $19,073, or 1.2%. General and administrative expenses for the 2026 period comprised $1,250,001 of licensing-fee amortization, $331,200 of legal and professional fees, $1,917 of rent, and $1,365 of other expenses. The increase was principally attributable to a $19,462 increase in legal and professional fees. Licensing-fee amortization was unchanged period over period because the underlying $5,000,000 prepaid license is amortized on a straight-line basis at $138,889 per month over its 36-month term, which runs from the August 6, 2024, commencement date through August 2027 and therefore includes partial-month charges in the first and last periods, as described in Note 4.

Other Income. Other income for the nine months ended September 30, 2026, was $1,000,000, consisting of an unrealized gain on our investment in Nuvora Energy, Inc. We remeasured the investment under the ASC 321 measurement alternative to $3.00 per share, the price at which Nuvora issued common stock to investors in May and June 2026 (see Note 6). The gain was recognized in the three months ended June 30, 2026, through the restatement of our previously issued financial statements for that quarter (see Note 2); accordingly, no other income was recognized in the three months ended September 30, 2026. The gain is unrealized and non-cash: it does not provide cash to fund our operations and would be realized only on a sale of the shares, for which there is no public market. There was no other income in the three or nine months ended September 30, 2025.

Net Loss. Net loss for the nine months ended September 30, 2026, was $544,483, or $(0.01) per share (basic and diluted), based on 65,056,977 weighted average shares outstanding. This compares to a net loss of $1,565,410, or $(0.02) per share (basic and diluted), based on 66,056,977 weighted average shares outstanding, for the nine months ended September 30, 2025. The $1,020,927 decrease in net loss is attributable principally to the $1,000,000 non-cash unrealized gain on investment.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through equity financing and short-term working-capital advances from a related party and, beginning in the third quarter of 2026, through collections under our services agreement with Eva Defense Inc. and Eva Live Inc. As of September 30, 2026, we had cash of $6,119, compared to $16,084 as of December 31, 2025. Our principal uses of cash are payments to related-party service providers, WaveDrone development costs, and legal and professional fees.

Total assets decreased from $20,781,853 at December 31, 2025, to $20,771,887 at September 30, 2026, a decrease of $9,966. The decrease was principally attributable to $1,250,001 of amortization of the prepaid T Stamp Inc. license during the nine-month period and a $9,965 decrease in cash, largely offset by the $1,000,000 remeasurement of the investment in private equity securities (from $2,000,000 to $3,000,000; see Note 6), $150,000 of property and equipment (construction in progress) and $100,000 of accounts receivable, related party. Acquired intangible assets of $16,000,000 were unchanged.

Total liabilities increased from $621,173 at December 31, 2025, to $1,155,590 at September 30, 2026, an increase of $534,417. The increase comprised a $260,000 increase in accounts payable, related parties (from $453,000 to $713,000), a $91,917 increase in accrued expenses, related parties (from $123,173 to $215,090), and a $182,500 increase in the related-party loan (from $45,000 to $227,500). All of the Company’s liabilities at September 30, 2026, were owed to related parties.

Working capital decreased from a surplus of $1,061,579 at December 31, 2025, to a surplus of $366,297 at September 30, 2026, a decrease of $695,282, reflecting the $534,417 increase in current liabilities described above and a $160,865 decrease in current assets. Working capital at September 30, 2026, includes $1,415,768 of prepaid licensing assets that will be amortized to expense and are not available to satisfy current obligations; excluding those assets, we had a working capital deficit of $1,049,471.

Financing and Strategic Alternatives. We have had initial discussions with several investment banking firms regarding potential sources of additional capital, including private placements and public offerings of our securities, a potential listing of our common stock on a national securities exchange, and potential strategic transactions, including a reverse merger or other business combination that could be accompanied by a financing. We have not engaged any investment banking firm, and we have not entered into any letter of intent, term sheet, or definitive agreement with respect to any financing, listing, or strategic transaction. These discussions are preliminary, and there can be no assurance that they will result in any financing, listing or transaction on acceptable terms, or at all. Any equity financing could result in substantial dilution to our existing stockholders, and a reverse merger or similar business combination could result in a change in control of the Company.

Equity Activity. Other than the $100 correction described in Note 9, there was no equity activity during the three or nine months ended September 30, 2026. No shares of common stock or preferred stock were issued, canceled, exchanged, repurchased, or otherwise modified, and no subscription agreements were entered into during the period. 65,056,977 shares of common stock were issued and outstanding at both September 30, 2026, and December 31, 2025.

Cash Flows

Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025

Operating Activities. Net cash used in operating activities was $42,565 for the nine months ended September 30, 2026, compared to $43,678 for the nine months ended September 30, 2025. In each period, the net loss was substantially offset by non-cash amortization of prepaid licensing of $1,250,001 and by increases in related-party accounts payable and accrued expenses. In the 2026 period, the net loss also included the $1,000,000 non-cash unrealized gain on investment, which is deducted in arriving at net cash used in operating activities, and $100,000 of the $200,000 billed under the Eva Defense agreement remained uncollected at September 30, 2026.

Investing Activities. Net cash used in investing activities was $150,000 for the nine months ended September 30, 2026, consisting of payments to Ascendant AI LLC, a related party, for production tooling and test equipment for the redesigned WaveDrone, recorded as property and equipment (construction in progress). There were no investing activities during the nine months ended September 30, 2025.

Financing Activities. Net cash provided by financing activities was $182,600 for the nine months ended September 30, 2026, consisting of $203,510 of advances from Spark Capital Investments LLC, a related party controlled by Mr. Imran Firoz, less $21,010 of repayments to Spark Capital, and $100 received from Ms. Candida Beaumont, a director, as payment for founder shares (see Note 9). This compares to $45,000 of related-party advances for the nine months ended September 30, 2025. The advances are unsecured, bear no interest, and are payable on demand.

Net Change in Cash. Cash decreased by $9,965 during the nine months ended September 30, 2026, from $16,084 at the beginning of the period to $6,119 at the end of the period. Cash increased by $1,322 during the nine months ended September 30, 2025, from $50,242 to $51,564.

Going Concern

Our unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the ordinary course of business. As of September 30, 2026, we had cash of $6,119 and an accumulated deficit of $3,538,703, and our revenue to date has been derived from a single related-party customer contract. Our results for the three and nine months ended September 30, 2026, include a $1,000,000 unrealized gain on investment that is non-cash and does not improve our liquidity. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date these unaudited consolidated financial statements are issued. See Note 3 to the accompanying unaudited consolidated financial statements.

Our ability to continue as a going concern depends on our ability to generate profitable operations in the future and to obtain the financing necessary to meet our obligations as they come due. Management’s plans are described in Note 3 and include pursuit of proceeds under our registered offering, which was declared effective on June 29, 2026, pursuit of private placement proceeds, continued reliance on related-party working-capital advances, continued cost discipline, and performance under the firm, non-cancelable services agreement with Eva Defense Inc. and Eva Live Inc., under which $1,000,000 of fixed fees remained to be billed at September 30, 2026, against $800,000 of remaining related-party subcontract commitments. Management has not concluded that these plans are probable of being effectively implemented within the relevant assessment period, and there can be no assurance that we will obtain additional funding or achieve profitability.

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

Intangible Assets. We hold $16,000,000 of acquired intangible assets consisting of intellectual property relating to our drone technology, comprising Airdrone Technology, Hydrogen Fuel Cell Technology, the WaveDrone Platform, and SUPA Consolidated Inc. intellectual property. These assets remain in development, have not been placed into service, and are not being amortized. We evaluate them for impairment at least annually and whenever events or changes in circumstances indicate the carrying amount may not be recoverable. No impairment indicators were identified as of September 30, 2026.

Prepaid Expenses. Prepaid expenses consist principally of $5,000,000 of consideration paid under our technology licensing agreement with T Stamp Inc., amortized on a straight-line basis at $138,889 per month over the 36-month license term, with partial-month charges in the first and last periods as described in Note 4. The unamortized balance at September 30, 2026, was $1,415,768, all of which is classified as current because the license term ends in August 2027.

Investment in Private Equity Securities. Our investment in private equity securities consists of 1,000,000 common shares of Nuvora Energy, Inc. carried at $3,000,000. We apply the measurement alternative under ASC 321-10-35-2 for equity securities without a readily determinable fair value, under which the investment is adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer, and we perform a qualitative impairment assessment at each reporting date. The significant judgment is whether a transaction by the issuer is orderly and involves an identical or similar security. We concluded that Nuvora’s issuances of common stock to investors at $3.00 per share in May and June 2026 met these criteria and remeasured the investment from $2,000,000 to $3,000,000, recognizing the remeasurement in the three months ended June 30, 2026, as restated (see Note 2). Because Nuvora is a related party and its shares are not publicly traded, the carrying amount may change significantly on future observable transactions or impairment. No impairment indicators were identified as of September 30, 2026.

Revenue Recognition. Our revenue for the three and nine months ended September 30, 2026, was derived from our services agreement with Eva Defense Inc. and Eva Live Inc. We account for the agreement as a single performance obligation consisting of a series of distinct monthly service periods, satisfied over time, and recognize the fixed monthly fee ratably using a time-elapsed measure of progress. Two judgments are significant. First, we have concluded that we act as principal, because we are primarily responsible to the customer for fulfillment, we direct and control the services performed by our subcontractor, Ascendant AI LLC, before they are transferred to the customer, and we set the price charged to the customer; accordingly, we present revenue on a gross basis and the subcontract fees as cost of revenue. If we were instead considered an agent, revenue would be presented net of the subcontract cost, which would reduce reported revenue for the three and nine months ended September 30, 2026, from $200,000 to $40,000, with no effect on gross profit or net loss. Second, we have concluded that collection of the consideration is probable, considering the joint and several liability of Eva Defense Inc. and its parent, Eva Live Inc. See Note 2.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2026, due to the material weaknesses described below.

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

Management identified the following material weaknesses as of September 30, 2026: inadequate segregation of duties within accounting processes as a result of limited personnel resources; the absence of a formally documented set of internal control policies and procedures. These material weaknesses are compounded by limitations in the Company’s control environment, including the absence of an audit committee, a compensation committee, and a nominating and corporate governance committee, and the resulting absence of independent board-level oversight of the financial reporting process. The Company’s common stock is not listed on a national securities exchange or quoted on an automated inter-dealer quotation system, and the Company is therefore not currently subject to the audit committee requirements of Rule 10A-3 under the Exchange Act or of any exchange or association listing standard. Management intends to implement remediation steps, including engaging additional accounting resources, formalizing written policies and procedures, and establishing standing audit, compensation, and nominating and corporate governance committees in connection with a planned listing, as financial resources permit.

This Quarterly Report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting, as we are an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three or nine months ended September 30, 2026, and no shares of common stock or preferred stock were issued, cancelled, exchanged, repurchased, or otherwise modified during those periods. See Note 9 to the accompanying unaudited consolidated financial statements.

Use of Proceeds from Registered Securities

The Company’s Registration Statement on Form S-1 (File No. 333-292164), registering 125,000 shares of common stock at $2.00 per share for aggregate gross proceeds of $250,000, was declared effective by the SEC on June 29, 2026. The offering is being conducted on a self-underwritten, best-efforts basis by the Company’s officers and directors; there is no underwriter and no escrow arrangement. As of September 30, 2026, no shares had been sold, no proceeds had been received, and accordingly no proceeds had been applied to any use. The offering remains open.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a) Exhibits.

Exhibit No.	Description
10.1*#	Service Agreement, dated August 5, 2026, among Boumarang Inc., Eva Defense Inc. and Eva Live Inc.

10.2*#	General Services Agreement (EVA program subcontract), dated August 5, 2026, between Boumarang Inc. and Ascendant AI LLC

10.3*#	General Services Agreement (WaveDrone development), dated June 22, 2026, between Boumarang Inc. and Ascendant AI LLC

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
#

Certain identified information has been omitted from this exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and is the type of information that the registrant treats as private or confidential. The registrant agrees to furnish supplementally an unredacted copy of this exhibit to the SEC upon request.

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

